Form 10QSB
period 1997-12-31
ZEROS USA INC /FA/
filed 1998-05-27
CIK 1042907

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                             Commission File Number
                                     0-22971
                             ----------------------

                                ZEROS USA, INC.
             (Exact name of Registrant as specified in its charter)


               TEXAS                                   76-0520236
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)

              507 NORTH BELT EAST, SUITE 550, HOUSTON, TEXAS 77060
                    (Address of principal executive offices)

                                 (281) 448-6070
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes      No  x
                                   -----   -----

         Transitional Small Business Disclosure Format (check one):
                                Yes      No  x
                                   -----   -----

================================================================================

                                 ZEROS USA, INC.


                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                                                             PAGE
                                                                                                          ----
   Item 1.  Condensed Financial Statements of ZEROS USA, Inc.

            Condensed Balance Sheets
                 March 31, 1997 and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . .     3

            Condensed Statements of Operations
                 Three and Nine months ended December 31, 1997 . . . . . . . . . . . . . . . . . . . . .    4

            Condensed Statements of Cash Flows
                 Three and Nine months ended December 31, 1997 . . . . . . . . . . . . . . . . . . . . .    5

            Notes to Condensed Financial Statements . . . . . . .. . . . . . . . . . . . . . . . . . . .    6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations . . . .  15


PART II. OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                                ZEROS USA, INC.
                            CONDENSED BALANCE SHEETS
                         Part 1 - FINANCIAL INFORMATION
                                  (UNAUDITED)



ITEM 1. FINANCIAL STATEMENTS ANALYSIS OR PLAN OF OPERATION

                                                                                   March 31, 1997       December 31, 1997
                                                                                   --------------       -----------------
                                                 ASSETS
Current assets:
     Cash ...............................................................          $    299,741           $      8,465
     Certificates of deposit (Note 5) ...................................                                      474,000
     Contracts receivable, current net of an allowance
       for doubtful contracts of $0 (Note 2) ............................             1,800,000              4,500,000
                                                                                   ------------           ------------
          Total current assets ..........................................             2,099,741              4,982,465
                                                                                   ------------           ------------

Property and equipment:
     Office equipment ...................................................                16,292                 27,023
     Less accumulated depreciation ......................................                  (815)                (4,171)
                                                                                   ------------           ------------
          Property and equipment, net ...................................                15,477                 22,852
                                                                                   ------------           ------------

Other assets:
     Contracts receivable, noncurrent (Note 2) ..........................             2,729,752              7,319,629
     Master license costs (Note 4) ......................................                30,000                 30,000
     Investment (Note 3) ................................................                25,000                 25,000
     Investments - other (Note 12) ......................................                                      330,152
     Contract rights and other assets (Note 12) .........................                                      190,000
     Organizational costs less amortization of $12,573 ..................                63,385                 53,477
     Permit costs .......................................................                10,000                 10,000
                                                                                   ------------           ------------
     Deposits ...........................................................                                       43,700
                                                                                   ------------           ------------
          Total other assets ............................................             2,858,137              8,001,958
                                                                                   ------------           ------------

Total assets ............................................................          $  4,973,355           $ 13,007,275
                                                                                   ============           ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...................................................          $     59,992           $     46,700
     Note payable (Note 5) ..............................................                                      474,000
     Debentures payable (Note 6) ........................................               885,500              1,928,084
     Accrued interest ...................................................                 9,957                192,567
     Deferred income taxes (Note 10) ....................................               639,600              1,575,193
                                                                                   ------------           ------------

           Total current liabilities ....................................             1,595,049              4,216,544

Long-term debt:
     Long-term contract payable (Note 7) ................................                45,096                180,382
     Series A convertible bonds (Note 8) ................................                                    1,097,117
     Deferred income taxes (Note 10) ....................................               399,320                567,001
     Deferred revenue, licensing contracts (Note 9) .....................             1,127,948              2,819,871
     Minority interest ..................................................                 3,235
                                                                                   ------------           ------------

          Total long-term debt ..........................................             3,170,648              8,880,915
                                                                                   ------------           ------------

Shareholders' equity (Note 11):
     Preferred stock, $.001 par value, 20,000,000
       authorized, 13,315,000 shares issued and outstanding .............                                       13,315
     Common stock, $.001 par value, 20,000,000
       shares authorized, 12,490,000 shares issued
          and 8,490,000 shares outstanding ..............................                26,000                 12,490
     Additional paid in capital .........................................                                      532,880

     Retained earnings ..................................................             1,776,707              3,657,675

     Less - common stock in treasury, 4,000,000 shares, at cost (Note 11)                   --                 (90,000)
                                                                                   ------------           ------------
               Total shareholders' equity ...............................             1,802,707              4,126,360
                                                                                   ------------           ------------

                     Total liabilities and shareholders' equity .........          $  4,973,355           $ 13,007,275
                                                                                   ============           ============

    The accompanying notes are an integral part of these financial statements

                                ZEROS USA, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  Three Months         Nine Months
                                                                     ended               ended
                                                                 Dec. 31, 1997        Dec. 31, 1997
                                                                 -------------        -------------
REVENUES - licensing (Notes 1 and 13)  ..................         $ 3,383,845         $ 5,075,768

COSTS AND EXPENSES:
General and administrative expenses .....................             698,803           2,284,928

OTHER INCOME (EXPENSE):
     Interest expense ...................................            (154,944)           (333,889)
     Interest income ....................................             237,235             527,291
                                                                  -----------         -----------

Earnings before income taxes ............................           2,767,333           2,984,242

Income tax provision (Note 10) ..........................           1,023,082           1,103,274
                                                                  -----------         -----------

Net earnings ............................................         $ 1,744,251         $ 1,880,968

Primary earnings per share (Note 1) .....................         $       .21         $       .27

Fully diluted earnings per share (Note 1) ...............         $       .07         $       .16

   The accompanying notes are an integral part of these financial statements.

                                ZEROS USA, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                       Three Months     Nine Months
                                                                                          ended           ended
                                                                                      Dec. 31, 1997    Dec. 31, 1997
                                                                                      -------------    -------------
OPERATING ACTIVITIES:
Net earnings ...................................................................        $ 1,744,251     $ 1,880,968
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization .............................................              4,624          13,264
     Preferred and common stock issued for services rendered to
     the Company ...............................................................                            296,950
     Preferred stock issued to licensees pursuant to agreements ................              6,000          22,500
     Common stock issued to related party for manufacturing rights .............                             30,000
     Preferred stock issued to related party for certain
     assets and rights .........................................................             90,000          90,000
     (Increase) decrease in contract receivables, trade ........................         (3,618,689)     (5,597,954)
     Increase (decrease) in:
          Accounts payable, trade ..............................................                            (13,292)
          Accrued interest .....................................................            100,358         182,609
          Deferred income taxes ................................................          1,023,082       1,103,274
          Accrued interest on contract payable .................................             45,095         135,287
                                                                                         ----------     -----------

Net cash used in operating activities ..........................................           (605,279)     (1,856,394)

INVESTING ACTIVITIES:
Deposits .......................................................................               (700)        (43,700)
Purchase of certificates of deposit ............................................            (59,000)       (474,000)
Purchase of equipment ..........................................................             (1,199)        (10,731)
Purchase of contract rights and other assets ...................................           (190,000)       (190,000)
Investments - other ............................................................           (221,389)       (330,152)
                                                                                         ----------     -----------

Net cash used in investing activities ..........................................           (472,288)     (1,048,583)

FINANCING ACTIVITIES:
Proceeds from debentures .......................................................                          1,042,584
Proceeds from notes payable ....................................................             59,000         474,000
Proceeds from Series A convertible bonds .......................................            962,117       1,097,117
                                                                                         ----------     -----------
Net cash provided by financing activities ......................................          1,021,117       2,613,701
                                                                                         ----------     -----------

Increase (decrease) in cash and cash equivalents ...............................            (56,450)       (291,276)

Cash and cash equivalents, beginning of period .................................             64,915         299,741
                                                                                         ----------     -----------

Cash and cash equivalents, end of period .......................................        $     8,465     $     8,465
                                                                                        ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                ZEROS USA, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS -- UNAUDITED
          FOR THE THREE AND NINE MONTH PERIOD ENDED DECEMBER 31, 1997



NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         ZEROS USA, Inc., (the "Company") formerly "ZEROS," inc. was incorporated in the state of Texas on November 12, 1996. The Company develops and sells technology for industrial waste systems. The Company has a master license on the system (the "System") called "Zero-emission Energy Recycling Oxidation System" or "ZEROS" - an energy recycling oxidation system. The Company sells licenses for the System to sub-licensees both nationally and internationally. The books and records of the Company are prepared on the accrual basis for financial reporting purposes and the cash basis for federal income tax purposes. The Company has elected a March 31 fiscal year end for both financial and tax reporting purposes.

BASIS OF PRESENTATION AND INTERIM PERIOD

         The accompanying unaudited financial statements have been prepared by the Company without audit, pursuant to rules and regulations of the Securities and Exchange commission (the "SEC") which permit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the 3 and 9 month periods ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

REVENUE RECOGNITION

         The Company sells sub-licenses to the System and recognizes revenue on licenses based upon milestones in the contract process. The milestones include contract signing and delivery of the technology (75%), training on the technology (15%) and testing of the system equipment (10%).

         The Company takes the position that the sale of a licensee to the ZEROS technology and the underlying agreements thereof clearly provide the option to the licensee to buy a plant or not, and therefore, the event of the license sale is a stand alone transaction and should be recognized by the accrual method of accounting under Generally Accepted Accounting Principles and not under the principles of accounting for Franchise Fee Revenue as asserted by the Securities and Exchange Commission ("SEC") in correspondence to the Company. The Company has engaged recognized experts in this area and has received advice that supports the Company's financial accounting principles procedures as correct.

         HOWEVER, THE SEC HAS INDICATED THAT THEY HAVE A DIFFERING OPINION AND SHOULD THEY PREVAIL, THE REVENUE POSITION OF THE COMPANY COULD BE SUBSTANTIALLY NEGATIVELY IMPACTED BY APPROXIMATELY $3,970,000 FOR THE NINE MONTH PERIOD ENDING DECEMBER 31, 1997.

ORGANIZATION COSTS

         Organization costs, primarily legal costs, are being amortized over a sixty month period. Amortization expense for the 3 and 9 month periods ended December 31, 1997 were $3,303 and $9,907, respectively.

INVESTMENTS

         Investments are recorded at an estimated fair market value based upon the investment held available for sale criteria in accordance with FASB #115 - Accounting for Certain Debt and Equity Securities.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is provided on an accelerated method over the estimated useful lives of the assets as follows:

                  Office equipment                     5 year

         All expenditures for major renewals and betterment's are capitalized. Expenditures for maintenance and repairs are charge to expense as incurred. When property and equipment are retired or disposed of, the related costs and accumulated depreciation are removed from the applicable accounts and any gain or loss is reflected in income. Depreciation expense for the 3 and 9 month periods ended December 31, 1997 were $1,321 and $3,358, respectively.

                                ZEROS USA, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACQUISITION

         In February 1997 the Company acquired the majority stock (91%) of Gunner Holdings, Inc. (a Utah corporation), and changed the name of this subsidiary corporation to ZEROS USA, Inc. (a Utah corporation). In June 1997, the subsidiary corporation was merged into ZEROS USA, Inc. Upon consummation of the merger, 1,490,000 shares of the subsidiary's common stock held by shareholders other than the Company were converted into shares of the Company's common stock on a share for share basis.

INCOME TAXES

         The Company accounts for its income taxes using the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS No. 109) which requires the establishment of a deferred tax asset or liability for taxable amounts and operating loss and tax credit carryforwards. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be "cash equivalents" for purposes of the statement of cash flows.

CONCENTRATION OF CREDIT RISK

         The Company extends credit to its customers. The Company may extend certain credit during the normal course of business operations that may be unsecured. A substantial portion of the customers' ability to pay their debts (Note 14) to the Company is dependent on the waste management economic sector.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

EARNINGS PER SHARE

         Basic earnings per share ("Basic EPS") is based upon net earnings divided by the weighted average number of shares of common stock outstanding. Diluted earnings per share ("Diluted EPS") is computed by dividing (a) net earnings plus interest on debentures and Series A bonds net of applicable income taxes by (b) common and equivalent common shares outstanding which would include conversion of preferred stock, debentures and Series A bonds. Warrants and warrant rights totaling 52,295 and 3,856,168, respectively, were not included since they were antidilutive. Warrant rights expire in March 1998.

                                ZEROS USA, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


A summary of the earnings per share data is as follows:

                                                 3 MONTHS ENDED 12/31/97
                                        ---------------------------------------
                                          Income         Shares       Per Share
                                        (Numerator)   (Denominator)    Amount
                                        ------------  -------------  ----------
BASIC EPS
Net earnings available to
      common shareholders               $ 1,744,251     8,490,000          $.21
                                                                     ===========

EFFECT OF DILUTIVE SECURITIES:
Convertible preferred stock                            11,747,609
Debentures                                   30,382     3,856,168
Series A convertible Bonds                   32,874       878,626
                                        -----------   -----------


DILUTED EPS
Net earnings available
     To common shareholders
     + assumed conversions              $ 1,807,507    24,972,403          $.07
                                        ===========   ===========    ===========

                                                 9 MONTHS ENDED 12/31/97
                                        -------------------------------------
                                          Income        Shares      Per Share
                                        (Numerator)  (Denominator)    Amount
                                        -----------  ------------- ----------
BASIC EPS
Net earnings available to
      common shareholders               $1,880,968     7,053,273         $.27
                                                                   ==========

EFFECT OF DILUTIVE SECURITIES:
Convertible preferred stock                            3,930,110
Debentures                                  80,522     1,290,063
Series A convertible Bonds                  34,576       323,886
                                        ----------    ----------


DILUTED EPS
Net earnings available
     To common shareholders
     + assumed conversions              $1,996,066    12,597,332         $.16
                                        ==========    ==========   ==========

                                ZEROS USA, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 2 CONTRACTS RECEIVABLE

         The Company utilized installment contracts to finance the sale of sub-licenses by the Company. The terms of each contract indicate a license price of $2,700,000 to be paid in 3 annual installments of $900,000. Certain assets and guarantees of the licensees and their guarantors secure these contracts. Unamortized discount is based upon an imputed interest rate of 9%. The analysis of the contracts at December 31, 1997 is as follows:

               Total contracts receivable                  $    13,500,000
               Less current amount                               4,500,000
                                                           ---------------
               Contracts receivable, noncurrent                  9,000,000
               Unamortized discount                             (1,680,371)
                                                           ---------------
               Noncurrent contacts less
                    unamortized amount                     $     7,319,629
                                                           ===============

         The Company at December 31, 1997 had five contracts with three year terms. The individual contracts mature in February 2000, March 2000, April 2000, October 2000, and November 2000. The contracts include the right of the licensor to charge the licensee a royalty of 15% of gross income for each operating system. Each licensee obtains a geographical area and is allowed to sell sub-licenses subject to the approval of the licensor. The licensor is obligated primarily to provide a training program and counsel on operational assistance.

         The Company takes the position that the sale of a licensee to the ZEROS technology and the underlying agreements thereof clearly provide the option to the licensee to buy a plant or not, and therefore, the event of the license sale is a stand alone transaction and should be recognized by the accrual method of accounting under Generally Accepted Accounting Principles and not under the principles of accounting for Franchise Fee Revenue as asserted by the SEC in correspondence to the Company. The Company has engaged recognized experts in this area and has received advice that supports the Company's financial accounting principles procedures as correct.

         HOWEVER, THE SEC HAS INDICATED THAT THEY HAVE A DIFFERING OPINION AND SHOULD THEY PREVAIL, THE REVENUE POSITION OF THE COMPANY COULD BE SUBSTANTIALLY NEGATIVELY IMPACTED BY APPROXIMATELY $3,970,000 FOR THE NINE MONTH PERIOD ENDING DECEMBER 31, 1997.



NOTE 3 INVESTMENT

         The Company holds an investment in preferred stock of a capital corporation company with a 6% dividend per annum. The Company holds twenty thousand shares of preferred stock recorded at an estimated market value of $25,000. Each preferred stock share is convertible into ten shares of common stock at the end of two years (December 1998). The common stock of the capital corporation is traded on the NASDAQ exchange (bulletin board) with a trading range of 1/2 to 1/8 per share at December 31, 1997. The investment is held as available for sale based upon a contributed cost of $25,000 and estimated fair market value of $25,000. No additional valuation has been recorded.


NOTE 4 MASTER LICENSE COSTS

         The Company acquired a master license for the energy recycling oxidation system in January 1997. The major terms of the acquisition of the master license indicated that the company is to pay $4,000,000 plus certain legal costs related to negotiation of a master license of the ZEROS System by M. Ltd., a Bahamian business entity and owner of the ZEROS System technology to a foreign entity ("the Master Licensor") which is controlled by the president of the Company.

         The Company paid $30,000 in legal costs to acquire its rights under the Master Licensee Agreement. Per the contract the initial master license cost of $4,000,000 has been earned by the licensor upon the signing of the contract. The $4,000,000 contract amount is payable in January 2005. The present value of the contract at its signing date of $1,926,848 reflects a discount of 9% imputed interest rate and has been deferred until paid. The master license cost has been initially recorded at the transfer costs of $30,000.

         Per the contract, an additional $12,000,000 in master licensing fees will be earned by the Master Licensor when the sale of four equipment systems occurs by the Company (at the rate of $3,000,000 per equipment sale). These costs will be payable as the equipment systems construction deposits are collected.

                                ZEROS USA, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 4 MASTER LICENSE COSTS (CONTINUED)

         The contract also indicates that the Company will pay certain commissions and fees to the Master Licensor as follows:

                  (1)      5% of license fees sold to third parties.

                  (2) 5% of gross profit resulting from sales of energy recycling systems by the licensee to sub-licensees.

                  (3) 5% of gross income resulting from the sale of products produced form energy recycling systems sold through sub-licensees.

                  (4) 5% royalty fees on gross income on units owned and operated by the licensee (ZEROS USA, Inc.).


NOTE 5 NOTES PAYABLE

         At December 31, 1997 notes payable consisted of:

                  Bank note, due April, 1998 with
                  interest at 7.0%, collateralized
                  by $75,000 certificate of deposit                           $  75,000

                  Bank note, interest due quarterly
                  at 7.35% and principal due May,
                  1998 collateralized by a $100,000
                  certificate of deposit                                        100,000

                  Bank note, interest due quarterly
                  at 7.35% and principal due May,
                  1998 collateralized by $100,000
                  certificate of deposit                                        100,000

                  Bank note, interest due quarterly
                  at 7.25% and principal due July, 1998
                  collateralized by $50,000 certificate
                  of deposit                                                     50,000

                  Bank note, interest due quarterly
                  at 7.0% and principal due July, 1998
                  collateralized by $90,000 certificate
                  of deposit                                                     90,000

                  Bank note, interest due quarterly at
                  7.0% and principal due December, 1998
                  collateralized by $59,000 certificate
                  of deposit                                                     59,000
                                                                              ---------
                                                                              $ 474,000
                                                                              =========

                                ZEROS USA, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 6 DEBENTURES PAYABLE

         The Company has $1,928,084 of debentures payable to various individuals and entities. The debentures including interest are due and payable on various dates ranging from January 1998 to July 1998. The interest rate on the debentures is 10% per annum. Each dollar of debenture is secured by two shares of Company common stock owned by the Company's president. Effective June 1997, the Company authorized 20 million shares of common stock to complete the securitization of Company stock for the debenture holders. The debentures are exchangeable during the term of the debenture into Company common stock.


NOTE 7 LONG-TERM CONTRACT PAYABLE

         The Company has entered into a long-term contract payable for the purchase of the exclusive master license of the "ZEROS" System Technology (Note
4). The purchase price of the contract is $4,000,000 due in January 2005. Interest expense has been imputed at 9% per annum for the contract with the calculation as follows:

          Contract amount                       $ 4,000,000
          Unamortized discount                   (1,892,770)
          Deferred recognition of cost           (1,926,848)
                                                -----------
          Contract payable long-term            $   180,382
                                                ===========

NOTE 8 SERIES A CONVERTIBLE BONDS

         The Company has $1,097,117 of Series A convertible bonds payable to various individuals and entities. Principal on the Five year convertible bonds is due July 31, 2002. The interest rate on the bonds is 12% per annum and is payable semiannually. The bonds may be converted at the holder's option for Series A Preferred Stock. Each dollar of bond principal is convertible into one share of stock.


NOTE 9 DEFERRED REVENUE

         Deferred revenue is recorded based upon milestones achieved in the contract process (Note 2). The milestones include the contract signing and delivery of the technology (75%), training on the technology (15%) and engineering support in testing of the equipment used in the system (10%). The analysis of deferred revenue at December 31,1997 is as follows:

                                                       From contract
                                                      signing date to
                                                     December 31, 1997
                                                     -----------------
          Total contract revenues                       $ 13,500,000
          Less discount imputed interest of 9%            (2,220,515)
                                                        ------------
          Total licensing income                          11,279,485
          Less portion recognized                         (8,459,614)
                                                        ------------
          Deferred revenue                              $  2,819,871
                                                        ============

         The deferred revenue represents deferred revenue on installment contracts from licensees with maturity dated in February, March, April, October and November of the year 2000.

         The Company takes the position that the sale of a licensee to the ZEROS technology and the underlying agreements thereof clearly provide the option to the licensee to buy a plant or not, and therefore, the event of the license sale is a stand alone transaction and should be recognized by the accrual method of accounting under Generally Accepted Accounting Principles and not under the principles of accounting for Franchise Fee Revenue as asserted by the SEC in correspondence to the Company. The Company has engaged recognized experts in this area and has received advice that supports the Company's financial accounting principles procedures as correct.

         HOWEVER, THE SEC HAS INDICATED THAT THEY HAVE A DIFFERING OPINION AND SHOULD THEY PREVAIL, THE REVENUE POSITION OF THE COMPANY COULD BE SUBSTANTIALLY NEGATIVELY IMPACTED BY APPROXIMATELY $3,970,000 FOR THE NINE MONTH PERIOD ENDING DECEMBER 31, 1997.

                                ZEROS USA, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 10 INCOME TAXES

         The Company's deferred tax assets relate principally to non-deductible accrued expenses, a net operating loss carry-forward and deferred revenue. Deferred tax liabilities relate to contracts receivable that are not recognized for taxable income purposes.

A summary of deferred tax assets and liabilities follows:


Deferred tax assets:
          Temporary differences,
              primarily deferred revenue            $ 1,130,964
          Net operating loss carry-forward            1,096,559
          Asset valuation reserve                             0
                                                    -----------
                                                      2,227,523
          Deferred tax liabilities                   (4,369,717)
                                                    -----------
          Net deferred tax liabilities              $ 2,142,194
                                                    ===========

         The net operating losses of $2,966,078 as of December 31,1997, begin to expire in the year ending March 31, 2012. The provision for income taxes in the statement of income for the 3 and 9 month periods ended December 31, 1997, includes the following:

                                                              For 3 Month       For 9 Month
                                                              period ended      period ended
                                                           December 31, 1997  December 31, 1997
                                                           -----------------  -----------------
Current tax expense                                           $        0          $        0
Deferred income taxes primarily related to contracts
   receivable:
      Deferred - current                                         628,356             935,593
      Deferred - non-current                                     394,726             167,681
                                                              ----------          ----------
Income tax provision                                          $1,023,082          $1,103,274
                                                              ==========          ==========



NOTE 11 STOCKHOLDERS' EQUITY

         In June 1997 the Company amended its articles of incorporation to authorize twenty million shares of common stock at a $.001 par value and ten million shares of preferred stock at a $5 stated value. The Company also changed its name from "ZEROS USA", inc., to ZEROS USA, Inc. The Company then issued 8,100,000 of common stock at $.001 par value to the president for services rendered in June 1997 fair valued at $8,100 and 900,000 shares rendered in June 1997 of common stock at $.001 to another shareholder for services valued at $900. Effective June 1997 in conjunction with the merger of the Company and its subsidiary, ZEROS USA, Inc., a Utah corporation, 1,490,000 shares of the subsidiary's common stock were converted into shares of the Company's Common Stock on a share for a share basis. The preferred stock was amended in July 1997 in conjunction with the merger to authorize twenty million shares of preferred stock at $.001 par value. In September 1997 the Company exchanged 3,000,000 preferred stock shares for 4,000,000 common shares of the president's common stock. The Company also issued 1,000,000 shares of common stock to a related party for manufacturing rights and a split revenue agreement. During the nine-month period, the Company also issued preferred stock of 750,000 shares, 2,500,000 shares and 4,065,000 shares, respectively, to licensees, the Company president, key officers and shareholders for services rendered. In November 1997 the Company issued 3,000,000 shares of preferred stocks to a related party for certain assets and contract rights. The preferred stock is convertible one for one into common stock and has no preferential rights, participation rights, call prices or dates, sinking fund or redemption requirements, unusual voting rights, or cumulated preferred dividends.

                                ZEROS USA, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 12 RELATED PARTY TRANSACTIONS

         The Company incurred approximately $67,000 and $200,000 for the 3 and 9 month periods ended December 31, 1997, respectively, in administrative fees for office expenses including subleases, from affiliated companies.

         The Company incurred master license transfer costs of $30,000 from a foreign corporation controlled by the president and will pay fees and royalties for this master license based upon certain terms of the agreement with an initial contract amount of $4,000,000.

         The investment-other includes advances to a related party of $251,389 to establish a project site (Alameda, California) and obtain project rights and $62,100 to a related party real estate partnership to establish an office in Banning, California.

         In November 1997 the Company obtained from a related party certain contract rights and other assets valued at $190,000 through exchange of cash of $100,000 and preferred stock valued at $90,000.

         The Company incurred air charter travel expenses of approximately $144,000 and $383,000 for the 3 and 9 month periods ended December 31, 1997, respectively from entities under the control of the president of the Company. In April 1997 the Company entered into an aircraft reimbursement agreement with a related party which requires the Company to pay 120 regular payments of $16,000 per month for aircraft rental plus other expenses. The commitments for the next five years based upon a fiscal year ending March 31, are as follows:

                          1998          $  192,000
                          1999             192,000
                          2000             192,000
                          2001             192,000
                          2002             192,000
                          Thereafter       960,000
                                        ----------
                             Total      $1,920,000
                                        ----------

NOTE 13 MAJOR CUSTOMERS

         Since its inception in November 12, 1996, the Company has had revenue from licenses sold to five licensees of approximately $1,692,000 each. During the current nine month period three licenses have been sold, each sub-license represents approximately 33% or $1,692,000 of revenue.


NOTE 14 FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash, certificates of deposit, contracts receivable, an investment in preferred stock, a long-term contract payable, note payable, debentures payable and Series A convertible bonds.

         Cash

         The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits and a money market investment account at a brokerage firm. The Company has not experienced any losses and it believes it is not exposed to any significant credit risks affecting cash. At December 31, 1997, $375,547 of its cash in banks was maintained in excess of federally insured amounts.

         Certificates of Deposit

         The Company has one-year certificates of deposit with commercial banks, in amounts which exceed federally insured deposit limits. The Company has not experienced any losses and believes it is not exposed to any significant risks affecting certificates of deposit.

         Investment

         Management believes this investment in preferred stock (Note 3) is fairly stated at its estimated net realizable value and a reserve for additional valuation allowances is not required.

                                ZEROS USA, INC.,
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 14 Financial instruments (continued)


         Contracts receivable

         Management believes the carrying value of contracts receivable (Note 2) is fairly stated at estimated net realizable values and a reserve for uncollectability is not required. Management also believes the carrying value of these contracts receivable represents fair value of these financial instruments because terms are similar to those in the lending market for comparable loans with comparable risks using an imputed interest rate of 9% (Note 2).

         Long-term contract payable

         Management believes the carrying value of the long-term contract payable represents the fair value of this financial instrument because its terms are similar to those in the lending market for comparable loans with comparable risks utilizing a present value rate of 9% (Note 7).

         Notes payable

         Management believes the carrying value of notes payable approximates fair value of these financial instruments.

         Debentures payable

         Management believes the carrying value of debentures payable represents fair value of these financial instruments because terms are similar to those in the lending market for comparable loans with comparable risks.

         Series A convertible bonds

         Management believes the carrying value of the Series A convertible bond represents fair value of these financial instruments because terms are similar to those in the lending market for comparable loans with comparable risks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         ZEROS was organized in November 1996 for the primary purpose of selling licenses, secondarily, acting as a manufacturer's representative selling equipment and thirdly, providing licensee support services for a fee in connection with the Zero-emission Energy Recycling Oxidation System (the "ZEROS System"). The ZEROS System is a closed, waste disposal and energy production system which processes toxic and non-toxic waste and recycles the processed waste into marketable energy, carbon dioxide products, brine and other products. The waste processing is performed with zero emissions and is an alternative to the traditional "smokestack" incineration. The Company holds an exclusive license to sell licenses and equipment in connection with the ZEROS System technology to customers pursuant to a Master License Agreement.

         The Company was organized November 12, 1996 and operates on a fiscal year ending March 31 however, the Company did not commence operations or other business activity until January 1997 and, as a result, no financial data is available for prior period comparisons. The Company's revenues are derived from the sale of licenses and equipment ordinarily upon deferred payment terms. As a result, although the Company may record substantial revenues, it may not have sufficient cash flows to finance its current operations. As a result of its financing activities, the Company believes that it has sufficient funds to conduct its planned operations for at least the next twelve months. There can be no assurance, however, that sufficient cash will be available as needed to fully execute the Company's business plan.

QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1997

         Revenues. Revenues during the nine months ended December 31, 1997 were $5,075,768 as the Company implemented its strategy of focusing on sales to licensees. Although the Company reported revenues of $3,383,845 during its fiscal quarter ended December 31, 1997, the only cash generated during the period came from the private placement of $962,117 of Series A Convertible bonds. Negotiations are in varying stages with regard to the sale or lease of ZEROS System equipment to existing licensees. Although the total estimated cost of these plants has been defined, the financing necessary to commence construction has not been finalized. Therefore, until the buyer of the ZEROS System equipment has delivered the required payment, the Company cannot be assured of the sale of the equipment.

         Each licensee must obtain its own financing to pay its license fees to ZEROS and to pay a manufacturer to construct and equip its ZEROS System to the licensee's specifications. Although the Company believes that several of its licensees have sufficient capital to pay such fees and construction costs without third party financing, each of the licensees has engaged Capital American Associates, Inc. ("Capital") to arrange financing for it. As of the date hereof, no commitment for construction or permanent financing has been obtained by any of the licensees. The Company and Capital believe that such financing can be obtained on terms and conditions adequate to meet the licensees' needs. Of course, there can be no assurance that such financing can be obtained, or if obtained, that the terms will be favorable enough to produce a profit for the licensees.

         General and Administrative Expense. General and Administrative cost during the nine months ended December 31, 1997 were $2,284,928. Costs were primarily attributable to start-up expense related to the Company's expansion into new geographic areas and to salaries, travel and related expenses in connection with the sale of Zero's System licenses and further development of the Company's proprietary technology. Also, additional start-up expenses were related to a corporate staff to support and enhance substantive sales efforts. Cost as a percentage of revenues were 45% during the nine months ended December 31, 1997.

         Net cash used in operations was $1,856,394 for the nine months ended December 31, 1997. The cash usage primarily reflects the expansion of the Company's working capital needs. In November 1997 the Company entered into an asset sales agreement with OCS, Inc., under which the Company acquired the accounts receivable, certain contracts and certain equipment, including equipment used for testing ZEROS Systems, in consideration of $100,000 in cash and 3.0 million shares of Series C Convertible Preferred Stock. Other than such equipment, the Company does not anticipate the need for significant fixed assets.

         Interest Expense and Interest Income. Interest expense increased to $333,889 during the nine months ended December 31, 1997. Interests costs were primarily attributable to notes payable and bank loans. Interest income increased to $527,291 during the nine months ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

         On November 16, 1996, the Company entered into a Master License Agreement with M, Ltd., which requires the payment of $4.0 million no later than eight years after the effective date of the agreement and an additional $3.0 million to be paid for each of the first four plants sold by the Company to other Licensees. The payment of $12.0 million to be made in connection with the first four plants is not required until the Company has received payments from the licensees.

         During the nine months ended December 31, 1997, the Company raised $1,042,584 by the sale of its One-Year 10% Secured Debentures (the "Debentures"), and $1,097,117 by the sale of Series A Five-Year 12% Percent Convertible Bonds. The Company has also obtained secured financing for certain of its activities by pledging certain of its certificates of deposit to secure its credit facilities. In addition, the Company has available through July 16, 1998 a $1,000,000 revolving line of credit secured by government securities. The Company believes its capital initiatives will continue to be of a sufficient magnitude to fund working capital requirements.

         The Debentures have various maturity dates starting January 1998 with a monthly total of $200,000 and averaging $227,664 per month during the three months ended March 31, 1998 and $292,367 per month during the three months ended June 30, 1998. The Company expects that most of the Debentures will be exchanged, pursuant to their terms, for common stock versus monetary redemption at maturity. Over the succeeding twelve months, maturity on the Company's outstanding indebtedness is $1,928,084 on the Debentures and $474,000 on secured commercial bank debt (See Footnote 5 to the Financial Statements for December 31, 1997.)

       The Company had an aggregate of $474,000 of commercial bank debt outstanding as of December 31, 1997 pursuant to a series of one-year term loans maturing at various dates from March 18, 1998 to August 12, 1998, made by Citizens Bank & Trust of Baytown, Texas. The loans are for one year on a fully secured basis, with interest paid quarterly at 7.00-7.35% per annum. The Company borrowed such funds for working capital and to fund the acquisition of certain assets from OCS.

         As a result of its financing activities, the Company believes that it has sufficient funds to conduct its planned operations for at least the next twelve months. There can be no assurance, however, that sufficient cash will be available as needed to fully execute the Company's business plan.

         FROM TIME TO TIME THE COMPANY MAY ISSUE FORWARD-LOOKING STATEMENTS RELATING TO SUCH THINGS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, ACQUISITION ACTIVITIES AND SIMILAR MATTERS.

         THE COMPANY NOTES THAT A VARIETY OF FACTORS COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE TO DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION INCLUDE DIFFICULTIES AND DELAYS IN COMPLETING AND INTEGRATING BUSINESS ACQUISITIONS; DELAYS AND DIVERSION OF ATTENTION RELATING TO PERMITTING AND OTHER REGULATORY COMPLIANCE; DIFFICULTIES AND DELAYS RELATING TO MARKETING AND SALES ACTIVITIES; AND GENERAL UNCERTAINTIES ACCOMPANYING THE EXPANSION INTO NEW GEOGRAPHIC SERVICE AREAS.

                           PART II. OTHER INFORMATION

Item 5.  Other Information.

         On September 30, 1997 the Company entered into an agreement to issue
1.0 million shares of the Common Stock of the Company in consideration for an agreement with OCS to authorize OCS to manufacture the ZEROS System equipment. Pursuant to such agreement, OCS would manufacture, install, test, and maintain the ZEROS System equipment as well as provide each licensee with a product warranty, training, inspections, and technical support. The Company will receive a 10% interest in the revenues resulting from the design, manufacture, assembly and installation of equipment in connection with the ZEROS System equipment manufactured by OCS.

         In November 1997 the Company entered into an asset sales agreement with OCS under which the Company acquired the accounts receivable, certain contracts and certain equipment, including equipment used for testing ZEROS Systems, in consideration of $100,00 in cash and 3.0 million shares of Series C Convertible Preferred Stock. Other than such equipment, the Company does not anticipate the need for significant fixed assets. The Company currently has no plans for capital expenditures except for additional expenditures for furniture, fixtures and equipment at levels comparable to prior periods.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits --

                                 EXHIBITS INDEX
     EXHIBIT
     NUMBER                       DESCRIPTION
     -------                      -----------

       3.1 Amended and Restated Articles of Incorporation of ZEROS (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 3.2)
       3.2 Bylaws of ZEROS (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 3.3)
       4.1 Designation of Rights and References of Series A Preferred Stock (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 4.1)
       4.2 Designation of Rights and References of Series B Preferred Stock (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 4.2)
       4.3 Designation of Rights and References of Series C Preferred Stock (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 4.3)
       4.4 Designation of Rights and References of Series D Preferred Stock (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 4.4)
       4.5 One Year 10% Secured Debentures (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 4.5)
       4.6 Series A Five-Year 12% Convertible Bond (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 4.6)
       4.7 Series B Ten-Year 10% Convertible Bond (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 4.7)
       4.8          Promissory Note due April 18, 1998 in the amount of
                    $75,000 with interest at 7.0% (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 4.8)
       4.9          Promissory Note (Loan Number 01693161) due May 30,
                    1998 in the amount of $100,000 with interest at 7.35% (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 4.9)
       4.10         Promissory Note (Loan Number 01693162) due May 30,
                    1998 in the amount of $100,000 with interest at 7.35% (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 4.10)
       4.11         Promissory Note due July 7, 1998 in the amount of
                    $50,000 with interest at 7.00% (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 4.11)
       4.12 Promissory Note due August 12, 1998 in the amount of $90,000 with interest at 7.0% (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 4.12)
      10.1 Master License Agreement dated November 15, 1996 by and between ZEROS and M, Ltd. (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 10.1)
      10.2 Agreement in Principle to Acquire OCS Assets (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 10.2)
      10.3 Reimbursement Agreement dated April 1, 1997 by and between ZEROS and M, Ltd. (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 10.3)
      10.4          Agreement for Sale of ZEROS Approved License dated
                    May 31, 1997 by and among ZEROS, ZEROS California Corporation and Lawson ZEROS Corporation (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 10.4)
      10.5 Agreement for Sale of ZEROS Indian Approved License dated March 31, 1997 by and between ZEROS and ZEROS California Corporation (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 10.5)
      10.6          Agreement for Sale of ZEROS Approved License dated
                    February 28, 1997 by and between ZEROS and ZEROS
                    Piney Creek (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 10.6)
      10.7          Agreement for Sale of ZEROS Environmental Approved
                    License dated October 29, 1997 by and between ZEROS and ZHM, Inc. (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 10.7)
      10.8          Agreement for Sale of ZEROS Environmental Approved
                    License dated November 2, 1997 by and among ZEROS,
                    ZEROS California Corporation and ZEROS Western
                    Corporation (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 10.8)
      10.9 Form of Financial Services Agreement between ZEROS and Capital American Associates, Incorporated (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 10.9)
      10.10         Directors and Officers Insurance and Company
                    Reimbursement Policy (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 10.10)
      10.11 Asset Sales Agreement dated November 15, 1997 by and between ZEROS and OCS, Inc. (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 10.11)
      10.12 Employment Agreement dated October 1, 1997 by and between ZEROS and Steve Clark (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 10.12)
      10.13 Employment Agreement dated October 1, 1997 by and between ZEROS and Jesse Blanco (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 10.13)
      10.14 Employment Agreement dated October 1, 1997 by and between ZEROS and Chet Gutowsky (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 10.14)
      10.15 Employment Agreement dated October 1, 1997 by and between ZEROS and Celso Suarez (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 10.15)
      10.16 Manufacturing Agreement dated September 30, 1997 by and between ZEROS and OCS, Inc. (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 10.16)
      10.17 Supplement to Master License Agreement dated November 15, 1996 by and between ZEROS and M, Ltd. (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 10.17)
      10.18 Professional Services Agreement by and between ZEROS and James Winchester (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 10.18)

       (b) Reports on Form 8-K --

           None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         ZEROS USA, Inc., Registrant

                                             ZEROS USA, Inc.


Date.....................                    By:  /s/ Steve Clark
                                                --------------------------------
                                                     Steve Clark, President
                                                     Chief Executive Officer



Date.....................                    By:  /s/ Chet Gutowsky
                                                --------------------------------
                                                     Chet Gutowsky
                                                     Chief Financial Officer


*Print the name and title of each signing officer under his signature

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                      ------------------------
  27                         Financial Data Schedule