Form 10QSB/A
period 1997-12-31
ZEROS USA INC /FA/
filed 1998-08-13
CIK 1042907

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                               DECEMBER 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  [ ]    No  [X]

     Transitional Small Business Disclosure Format (check one):

                                  Yes  [ ]    No  [X]

     Securities to be registered pursuant to Section 12(g) of the Act.

================================================================================

                                 ZEROS USA, INC.


                              INDEX TO FORM 10-QSB



PART I. FINANCIAL INFORMATION                                                                           PAGE
                                                                                                        ----

   Item 1.  Condensed Financial Statements of ZEROS USA, Inc.

            Condensed Balance Sheets
                 March 31, 1997 and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . .      3

            Condensed Statements of Operations
                 Three and Nine months ended December 31, 1997  . . . . . . . . . . . . . . . . . .      4

            Condensed Statements of Cash Flows
                 Three and Nine months ended December 31, 1997  . . . . . . . . . . . . . . . . . .      5

            Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .      6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16


PART II. OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .      19

                                ZEROS USA, INC.
                            CONDENSED BALANCE SHEETS
                         PART 1 - FINANCIAL INFORMATION
                                   (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS ANALYSIS OR PLAN OF OPERATION

                                                                                                      March 31,        December 31,
                                                                                                        1997               1997
                                                                                                    ------------      ------------

                                     ASSETS

Current assets:
     Cash .....................................................................................     $    299,741      $      8,465
     Certificates of deposit (Note 5) .........................................................                            474,000
     Contracts receivable, current net of an allowance for doubtful contracts of
          $0 (Note 2) .........................................................................        1,800,000         4,500,000
                                                                                                    ------------      ------------
          Total current assets ................................................................        2,099,741         4,982,465
                                                                                                    ------------      ------------

Property and equipment:
     Office equipment .........................................................................           16,292            27,023
     Less accumulated depreciation ............................................................             (815)           (4,171)
                                                                                                    ------------      ------------
          Property and equipment, net .........................................................           15,477            22,852
                                                                                                    ------------      ------------

Other assets:
     Contracts receivable, noncurrent (Note 2) ................................................        2,729,752         7,319,629
     Master license costs (Note 4) ............................................................           30,000            30,000
     Investment (Note 3) ......................................................................           25,000            25,000
     Investments - other (Note 12) ............................................................          330,152
     Contract rights and other assets (Note 12) ...............................................          190,000
     Organizational costs less amortization of $12,573 ........................................           63,385            53,477
     Permit costs .............................................................................           10,000            10,000
     Deposits .................................................................................                             43,700
          Total other assets ..................................................................        2,858,137         8,001,958
                                                                                                    ------------      ------------
Total assets ..................................................................................     $  4,973,355      $ 13,007,275
                                                                                                    ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
     Accounts payable .........................................................................           59,992            46,700
     Note payable (Note 5) ....................................................................                            474,000
     Debentures payable (Note 6) ..............................................................          885,500         1,928,084
     Accrued interest .........................................................................            9,957           192,567
     Deferred income taxes (Note 10) ..........................................................          639,600         1,575,193
                                                                                                    ------------      ------------

           Total current liabilities ..........................................................        1,595,049         4,216,544


Long-term debt:
     Long-term contract payable (Note 7) ......................................................           45,096           180,382
     Series A convertible bonds (Note 8) ......................................................                          1,097,117
     Deferred income taxes (Note 10) ..........................................................          399,320           567,001
     Deferred revenue, licensing contracts (Note 9) ...........................................        1,127,948         2,819,871
     Minority interest ........................................................................            3,235
                                                                                                    ------------      ------------
          Total long-term debt ................................................................        3,170,648         8,880,915
                                                                                                    ------------      ------------

Shareholders' equity (Note 11):
     Preferred stock, $.001 par value, 20,000,000 authorized, 13,315,000 shares issued and outstanding 13,315 Common stock, $.001 par value, 20,000,000 shares authorized, 12,490,000 shares issued
          and 8,490,000 shares outstanding ....................................................           26,000            12,490
     Additional paid in capital ...............................................................                            532,880

     Retained earnings ........................................................................        1,776,707         3,657,675

     Less - common stock in treasury, 4,000,000 shares, at cost (Note 11) .....................                            (90,000)
                                                                                                                      ------------

               Total shareholders' equity .....................................................        1,802,707         4,126,360
                                                                                                                      ------------
                     Total liabilities and shareholders' equity ...............................     $  4,973,355      $ 13,007,275
                                                                                                    ============      ============




   The accompanying notes are an integral part of these financial statements.

                                ZEROS USA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                           THREE MONTHS       NINE MONTHS
                                                               ENDED             ENDED
                                                           DEC. 31, 1997     DEC. 31, 1997
                                                           -------------     -------------


REVENUES - licensing (Notes 1 and 13)                       $ 3,383,845      $ 5,075,768

COSTS AND EXPENSES:
General and administrative expenses                             698,803        2,284,928

OTHER INCOME (EXPENSE):
     Interest expense                                          (154,944)        (333,889)
     Interest income                                            237,235          527,291
                                                            -----------      -----------

Earnings before income taxes                                  2,767,333        2,984,242

Income tax provision (Note 10)                                1,023,082        1,103,274
                                                            -----------      -----------

Net earnings                                                $ 1,744,251      $ 1,880,968
                                                            ===========      ===========

Primary earnings per share (Note 1)                         $       .21      $       .27
                                                            ===========      ===========

Fully diluted earnings  per share (Note 1)                  $       .07      $       .16
                                                            ===========      ===========










   The accompanying notes are an integral part of these financial statements.

                                ZEROS USA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                  Three Months        Nine Months
                                                                                     ended              ended
                                                                                  Dec. 31, 1997      Dec. 31, 1997
                                                                                  -------------      -------------

OPERATING ACTIVITIES:
Net earnings ..............................................................       $ 1,744,251        $ 1,880,968
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization ........................................             4,624             13,264
     Preferred and common stock issued for services rendered to
     the Company ..........................................................                              296,950
     Preferred stock issued to licensees pursuant to agreements ...........             6,000             22,500
     Common stock issued to related party for manufacturing rights ........                               30,000
     Preferred stock issued to related party for certain
     assets and rights ....................................................            90,000             90,000
     (Increase) decrease in contract receivables, trade ...................        (3,618,689)        (5,597,954)
     Increase (decrease) in:
          Accounts payable, trade .........................................                              (13,292)
          Accrued interest ................................................           100,358            182,609
          Deferred income taxes ...........................................         1,023,082          1,103,274
          Accrued interest on contract payable ............................            45,095            135,287
                                                                                  -----------        -----------
Net cash used in operating activities
                                                                                     (605,279)        (1,856,394)

INVESTING ACTIVITIES:
Deposits ..................................................................              (700)           (43,700)
Purchase of certificates of deposit .......................................           (59,000)          (474,000)
Purchase of equipment .....................................................            (1,199)           (10,731)
Purchase of contract rights and other assets ..............................          (190,000)          (190,000)
Investments - other .......................................................          (221,389)          (330,152)
                                                                                  -----------        -----------

Net cash used in investing activities .....................................          (472,288)        (1,048,583)

FINANCING ACTIVITIES:
Proceeds from debentures ..................................................                            1,042,584
Proceeds from notes payable ...............................................            59,000            474,000
Proceeds from Series A convertible bonds ..................................           962,117          1,097,117
                                                                                  -----------        -----------

Net cash provided by  financing activities ................................         1,021,117          2,613,701
                                                                                  -----------        -----------

Increase (decrease) in cash and cash equivalents ..........................           (56,450)          (291,276)

Cash and cash equivalents, beginning of period ............................            64,915            299,741
                                                                                  -----------        -----------

Cash and cash equivalents, end of period ..................................       $     8,465        $     8,465
                                                                                  ===========        ===========






   The accompanying notes are an integral part of these financial statements.

                                 ZEROS USA, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - - UNAUDITED
           FOR THE THREE AND NINE MONTH PERIOD ENDED DECEMBER 31, 1997




NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION


         ZEROS USA, Inc., (the "Company") was incorporated in the state of Texas on November 12, 1996. The Company develops and sells ZEROS approved licenses for a technology having use in industrial waste systems. The Company has a master license on the system (the "System") called "Zero-emission Energy Recycling Oxidation System" or "ZEROS" - an energy recycling oxidation system. The Company sells licenses for the technology and Systems to qualified-end users both nationally and internationally. The books and records of the Company are prepared on the accrual basis for financial reporting purposes and the cash basis for federal income tax purposes. The Company has elected a March 31 fiscal year end for both financial and tax reporting purposes.


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

REVENUE RECOGNITION


         The Company sells the ZEROS approved licenses for a technology and the System. The Company recognizes revenue on licenses based upon milestones in the contract process. The milestones include contract signing and delivery of the technology (75%), training on the technology (15%) and testing of the system equipment (10%).



         The Company takes the position that the sale of a license to the ZEROS technology and the underlying agreements thereof provide the option to the licensee to buy a plant for their own use or a third party. The event of the license sale is a stand alone transaction and should be recognized by the accrual method of accounting under Generally Accepted Accounting Principles and not under the principles of accounting for Franchise Fee Revenue as asserted by the Securities and Exchange Commission ("SEC") in correspondence to the Company. The Company has engaged recognized experts in this area and has received advice that supports the Company's financial accounting principles procedures as correct.


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

                                 ZEROS USA, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - - UNAUDITED
           FOR THE THREE AND NINE MONTH PERIOD ENDED DECEMBER 31, 1997


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is provided on an accelerated method over the estimated useful lives of the assets as follows:

                  Office equipment                            5 year


         All expenditures for major renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When property and equipment are retired or disposed of, the related costs and accumulated depreciation are removed from the applicable accounts and any gain or loss is reflected in income. Depreciation expense for the 3 and 9 month periods ended December 31, 1997 were $1,321 and $3,358, respectively.


ACQUISITION


         In February 1997 the Company acquired the majority stock in the amount of 10,500,000 shares which equates to 91% of the (issued and outstanding) of Gunner Holdings, Inc. (a Utah corporation), and that had changed its name of this subsidiary corporation to ZEROS USA, Inc. (a Utah corporation). In June 1997 the subsidiary corporation was merged into ZEROS USA, Inc. Upon consummation of the merger, 1,490,000 shares of the subsidiary's common stock held by shareholders other than the Company's were distributed Company's common stock on a share for share basis.



         The shareholders ratified a share structure of the merged companies of 20,000,000 shares of common and 10,000,000 shares preferred. A distribution of shares was made as follows:

          Steve Clark              9,000,000
          Capital American         1,000,000
          Star Trust                 400,000
          Agri Capital Trust         400,000
          Gunner Trust               690,000

         THE BUSINESS NATURE OF AGRI CAPITAL TRUST, STAR TRUST AND GUNNER TRUST IS BELIEVED TO BE BUSINESS INVESTMENT TRUSTS ESTABLISHED SEVERAL YEARS BEFORE THE FORMATION OF GUNNER HOLDING, INC., AND ZEROS USA, INC., TO INVEST, MANAGE ASSETS AND PROVIDE FINANCIAL SERVICE ON BEHALF OF THEIR BENEFICIARIES.

     THE AGRI CAPITAL TRUST, STAR TRUST AND GUNNER TRUST HAVE NO AFFILIATION TO THE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS. THE AGRI CAPITAL TRUST, STAR TRUST AND GUNNER TRUST ARE SHAREHOLDERS OF ZEROS USA, INC.


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

                                 ZEROS USA, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - - UNAUDITED
           FOR THE THREE AND NINE MONTH PERIOD ENDED DECEMBER 31, 1997



NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE


         Basic earnings per share ("Basic EPS") is based upon net earnings divided by the weighted average number of shares of common stock outstanding. Diluted earnings per share ("Diluted EPS") is computed by dividing (a) net earnings plus interest on debentures and Series A bonds net of applicable income taxes by (b) common and equivalent common shares outstanding which would include conversion of preferred stock, debentures and Series A bonds. Warrants and warrant rights totaling 52,295 and 3,856,168, respectively, were not included since they were antidilutive. Warrant rights expire in September 1998.


A summary of the earnings per share data is as follows:

                                                              3 MONTHS ENDED  12/31/97
                                                      -----------------------------------------
                                                         Income           Shares      Per Share
                                                      (Numerator)     (Denominator)      Amount
                                                      -----------     -------------   ---------

BASIC EPS
Net earnings available to
      common shareholders                             $ 1,744,251        8,490,000      $ .21
                                                                                        =====

EFFECT OF DILUTIVE SECURITIES:
Convertible preferred stock                                             11,747,609
Debentures                                                 30,382        3,856,168
Series A convertible Bonds                                 32,874          878,626
                                                      -----------       ----------


DILUTED EPS
Net earnings available
     To common shareholders
     + assumed conversions                            $ 1,807,507       24,972,403      $ .07
                                                      ===========       ==========      =====


                                                               9 MONTHS ENDED 12/31/97
                                                      -----------------------------------------
                                                         Income          Shares       Per Share
                                                      (Numerator)    (Denominator)       Amount
                                                      -----------    -------------    ---------

BASIC EPS
Net earnings available to
      common shareholders                             $ 1,880,968        7,053,273      $ .27
                                                                                        =====

EFFECT OF DILUTIVE SECURITIES:
Convertible preferred stock                                              3,930,110
Debentures                                                 80,522        1,290,063
Series A convertible Bonds                                 34,576          323,886
                                                      -----------       ----------


DILUTED EPS
Net earnings available
     To common shareholders
     + assumed conversions                            $ 1,996,066       12,597,332      $ .16
                                                      ===========       ==========      =====

                                 ZEROS USA, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - - UNAUDITED
           FOR THE THREE AND NINE MONTH PERIOD ENDED DECEMBER 31, 1997



NOTE 2 CONTRACTS RECEIVABLE


         The Company utilized three year contracts to transact the sale of ZEROS approved licenses. The terms of each contract indicate a license price of $2,700,000 to be paid in 3 annual installments of $900,000. Certain assets and guarantees of the licensees and their guarantors secure these contracts. Unamortized discount is based upon an imputed interest rate of 9%. The analysis of the contracts at December 31, 1997 is as follows:


                  Total contracts receivable                  $ 13,500,000
                  Less current amount                            4,500,000
                                                              ------------
                  Contracts receivable, noncurrent               9,000,000
                  Unamortized discount                          (1,680,371)
                                                              ------------
                  Noncurrent contacts less
                       unamortized amount                     $  7,319,629
                                                              ============


         The Company at December 31, 1997 had five contracts with three year terms. The individual contracts mature in February 2000, March 2000, April 2000, October 2000, and November 2000. The contracts include the right of the licensor to charge the licensee a royalty of 15% of gross income for each operating system. Each licensee obtains a geographical area and is allowed to sell licenses subject to the approval of the Company. The Company is obligated primarily to provide a training program and counsel on operational assistance.



         The Company takes the position that the sale of a license to the ZEROS technology and the underlying agreements thereof clearly provide the option to the licensee to buy a plant for their own use or for a third party. The event of the license sale is a stand alone transaction and should be recognized by the accrual method of accounting under Generally Accepted Accounting Principles and not under the principles of accounting for Franchise Fee Revenue as asserted by the SEC in correspondence to the Company. The Company has engaged recognized experts in this area and has received advice that supports the Company's financial accounting principles procedures as correct.



         THE SEC HAS INDICATED THAT THEY HAVE A DIFFERING OPINION AND SHOULD THEY PREVAIL, THE REVENUE POSITION OF THE COMPANY COULD BE SUBSTANTIALLY NEGATIVELY IMPACTED BY APPROXIMATELY $3,970,000 FOR THE NINE MONTH PERIOD ENDING DECEMBER 31, 1997.



NOTE 3 INVESTMENT

         The Company holds an investment in preferred stock of a capital corporation company with a 6% dividend per annum. The Company holds twenty thousand shares of preferred stock recorded at an estimated market value of $25,000. Each preferred stock share is convertible into ten shares of common stock at the end of two years (December 1998). The common stock of the capital corporation is traded Over the Counter (Bulletin Board) with a trading range of
2.00 to 3.00 per share at December 31, 1997. The investment is held as available for sale based upon a contributed cost of $25,000 and estimated fair market value of $25,000. No additional valuation has been recorded.


NOTE 4 MASTER LICENSE COSTS


         The Company acquired a master license for the energy recycling oxidation system in January 1997. The major terms of the acquisition of the master license indicated that the company is to pay $4,000,000 plus certain legal costs related to negotiation of a master license of the ZEROS System by M. Ltd., a Bahamian business entity and owner of the ZEROS System technology to a foreign entity ("the Master Licensor").

                                 ZEROS USA, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - - UNAUDITED
           FOR THE THREE AND NINE MONTH PERIOD ENDED DECEMBER 31, 1997



NOTE 4 MASTER LICENSE COSTS  (CONTINUED)


         The Company paid $30,000 in legal costs to acquire its rights under the Master Licensee Agreement. Pursuant to the terms of the contract the initial master license cost of $4,000,000 has been earned by the licensor upon the signing of the contract. The $4,000,000 contract amount is payable by January 2005. The present value of the contract at its signing date of $1,926,848 reflects a discount of 9% imputed interest rate and has been deferred until paid. The master license cost has been initially recorded at the transfer costs of $30,000.




         Pursuant to the terms of the contract, an additional $12,000,000 in master licensing fees will be earned by the Master Licensor when the sale of four equipment systems occurs by the Company (at the rate of $3,000,000 per equipment sale). These costs will be payable as the equipment systems construction deposits are collected.


         The contract also indicates that the Company will pay certain commissions and fees to the Master Licensor as follows:

                 (1)    5% of license fees sold to third parties.

                 (2) 5% of gross profit resulting from sales of energy recycling systems by the licensee to sub-licensees.


                 (3) 5% of gross income resulting from the sale of products produced from energy recycling systems sold through sub-licensees.


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

                                 ZEROS USA, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - - UNAUDITED
           FOR THE THREE AND NINE MONTH PERIOD ENDED DECEMBER 31, 1997



NOTE 5 NOTES PAYABLE (CONTINUED)



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
                                                                              ---------
                                                                              $ 474,000
                                                                              =========


NOTE 6 DEBENTURES PAYABLE


                  The Company has $1,928,084 of debentures payable to various individuals and entities. The debentures including interest are due and payable on various dates ranging from January 1998 to July 1998. The interest rate on the debentures is 10% per annum. Each dollar of debenture is secured by two shares of Company common stock. Effective June 1997, the Company authorized an additional 20 million shares of common stock to complete the securitization of Company stock for the debenture holders. The debentures are exchangeable during the term of the debenture into Company common stock.



NOTE 7 LONG-TERM CONTRACT PAYABLE

                  The Company has entered into a long-term contract payable for the purchase of the exclusive master license of the "ZEROS" System Technology (Note 4). The purchase price of the contract is $4,000,000 due in January 2005. Interest expense has been imputed at 9% per annum for the contract with the calculation as follows:

                           Contract amount                             $  4,000,000
                           Unamortized discount                          (1,892,770)
                           Deferred recognition of cost                  (1,926,848)
                                                                       ------------
                           Contract payable long-term                  $    180,382
                                                                       ============


NOTE 8 SERIES A CONVERTIBLE BONDS


                  The Company has $1,097,117 of Five-year Series A Convertible Bonds payable to various individuals and entities. Principal on the Five year Convertible Bonds is due July 31, 2002. The interest rate on the bonds is 12% per annum and is payable annually. The bonds may be converted at the holder's option for Series A Preferred Stock. Each dollar of bond principal is convertible into one share of stock.

                                 ZEROS USA, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - - UNAUDITED
           FOR THE THREE AND NINE MONTH PERIOD ENDED DECEMBER 31, 1997



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


                  The Company takes the position that the sale of a license to the ZEROS technology and the underlying agreements thereof provide the option for the licensee to buy a plant for their own use or for a third party. The event of the license sale is a stand alone transaction and should be recognized by the accrual method of accounting under Generally Accepted Accounting Principles and not under the principles of accounting for Franchise Fee Revenue as asserted by the SEC in correspondence to the Company. The Company has engaged recognized experts in this area and has received advice that supports the Company's financial accounting principles procedures as correct.

                           THE SEC HAS INDICATED THAT THEY HAVE A DIFFERING
                  OPINION AND SHOULD THEY PREVAIL, THE REVENUE POSITION OF THE COMPANY COULD BE SUBSTANTIALLY NEGATIVELY IMPACTED BY APPROXIMATELY $3,970,000 FOR THE NINE MONTH PERIOD ENDING DECEMBER 31, 1997.

                                 ZEROS USA, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - - UNAUDITED
           FOR THE THREE AND NINE MONTH PERIOD ENDED DECEMBER 31, 1997



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
                                                                       ===========



                  The net operating losses of $2,966,078 as of December 31,1997 begin to expire in the year ending March 31, 2012. The provision for income taxes in the statement of income for the 3 and 9 month periods ended December 31, 1997 includes the following:


                                                                      For 3 Month               For 9 Month
                                                                      period ended              period ended
                                                                    December 31, 1997         December 31, 1997
                                                                    -----------------         -----------------

                           Current tax expense                         $         0              $         0
                           Deferred income taxes primarily
                            related to contracts receivable:
                                 Deferred - current                        628,356                  935,593
                                 Deferred - non-current                    394,726                  167,681
                                                                       -----------              -----------
                           Income tax provision                        $ 1,023,082              $ 1,103,274
                                                                       ===========              ===========


NOTE 11 STOCKHOLDERS' EQUITY


                  In June 1997 the Company amended its articles of incorporation to authorize twenty million shares of common stock at a $.001 par value and ten million shares of preferred stock at a $5 stated value. The Company by shareholder ratification created a new share structure by issuing 8,100,000 shares of common stock at $.001 par value to the president in June 1997 at fair market value of $8,100 and 900,000 shares rendered in June 1997 of common stock at $.001 to another shareholder for services valued at $900. Effective June 1997 in conjunction with the merger of the Company and its subsidiary, ZEROS USA, Inc., a Utah corporation, 1,490,000 shares of the subsidiary's common stock were converted into shares of the Company's Common Stock on a share for a share basis. The preferred stock was amended in July 1997 in conjunction with the merger to authorize twenty million shares of preferred stock at $.001 par value. In September 1997 the Company exchanged 3,000,000 preferred stock shares for 4,000,000 common shares of the president's common stock. The Company also issued 1,000,000 shares of common stock to a related party for manufacturing rights and a split revenue agreement and restricted Mr. Clark from onsite direct involvement in oilfield fires and blowouts. During the nine-month period, the Company also issued preferred stock of 750,000 shares, 2,500,000 shares and 4,065,000 shares, respectively, to licensees, the Company president, key officers and shareholders for services rendered. In November 1997 the Company issued 3,000,000 shares of preferred stock to a related party for certain assets and contract rights. The preferred stock is convertible one for one into common stock and has no preferential rights, participation rights, call prices or dates, sinking fund or redemption requirements, unusual voting rights, or cumulated preferred dividends.

                                 ZEROS USA, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - - UNAUDITED
           FOR THE THREE AND NINE MONTH PERIOD ENDED DECEMBER 31, 1997



NOTE 12 RELATED PARTY TRANSACTIONS

                  The Company incurred approximately $67,000 and $200,000 for the 3 and 9 month periods ended December 31, 1997, respectively, in administrative fees for office expenses including subleases, from affiliated companies.


                  The Company incurred master license transfer costs of $30,000 from a foreign corporation and will pay fees and royalties for this master license based upon certain terms of the agreement with an initial contract amount of $4,000,000.


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


                  The Company incurred air charter travel expenses of approximately $144,000 and $383,000 for the 3 and 9 month periods ended December 31, 1997, respectively, from entities under the control of the president of the Company. In April 1997 the Company entered into an aircraft reimbursement agreement with a related party which requires the Company to pay 120 regular payments of $16,000 per month for aircraft rental. The commitments for the next five years based upon a fiscal year ending March 31, are as follows:


                         1998                            $   192,000
                         1999                                192,000
                         2000                                192,000
                         2001                                192,000
                         2002                                192,000
                         Thereafter                          960,000
                                                         -----------
                            Total                        $ 1,920,000
                                                         ===========


NOTE 13 MAJOR CUSTOMERS


         Since its inception in November 12, 1996 the Company has had revenue from licenses sold to five licensees of approximately $1,692,000 each. During the current nine month period three licenses have been sold, each ZEROS license represents approximately 33% or $1,692,000 of revenue.


NOTE 14 FINANCIAL INSTRUMENTS


         The Company's financial instruments consist of cash, certificates of deposit, contracts receivable, an investment in preferred stock, a long-term contract payable, note payable, debentures payable and Five Year Series A Convertible Bonds.


       Cash


         The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits and a money market investment account at a brokerage firm. The Company has not experienced any losses and it believes it is not exposed to any substantial credit risks affecting cash. At December 31, 1997, $375,547 of its cash in banks was maintained in excess of federally insured amounts.


       Certificates of Deposit

         The Company has one year certificates of deposit with commercial banks, in amounts which exceed federally insured deposit limits. The Company has not experienced any losses and believes it is not exposed to any significant risks affecting certificates of deposit.

                                 ZEROS USA, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - - UNAUDITED
           FOR THE THREE AND NINE MONTH PERIOD ENDED DECEMBER 31, 1997




NOTE 14 FINANCIAL INSTRUMENTS (CONTINUED)


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


QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1997

         Revenues. Revenues during the nine months ended December 31, 1997 were $ 5,075,768 as the Company implemented its strategy of focusing on sales of licenses. Although the Company reported revenues of $ 3,383,845 during its fiscal quarter ended December 31, 1997, the only cash generated during the period came from the private placement of $ 962,117 of Five Year Series A Convertible Bonds. Negotiations are in varying stages with regard to the sale or lease of ZEROS System equipment to existing licensees. Although the total estimated cost of these plants has been defined, the financing necessary to commence construction has not been finalized. Therefore, until the buyer of the ZEROS System equipment has delivered the required payment, the Company cannot be assured of the sale of the equipment.

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

         General and Administrative Expense. General and Administrative cost during the nine months ended December 31, 1997 were $ 2,284,928. Costs were primarily attributable to start-up expense related to the Company's expansion into new geographic areas and to salaries, travel and related expenses in connection with the sale of ZEROS's System licenses and further development of the Company's proprietary technology. Also, additional start-up expenses were related to a corporate staff to support and enhance substantive sales efforts. Cost as a percentage of revenues were 45% during the nine months ended December 31, 1997.

         Net cash used in operations was $ 1,856,394 for the nine months ended December 31, 1997. The cash usage primarily reflects the expansion of the Company's working capital needs. In November 1997 the Company entered into an asset sales agreement with OCS, Inc., under which the Company acquired certain accounts receivable, certain contracts and certain equipment, including equipment used for testing ZEROS System, in consideration of $100,000 in cash and 3,000,000 share of Series C Convertible Preferred Stock. Other than such equipment, the Company does not anticipate the need for significant fixed assets.

         Interest Expense and Interest Income. Interest expense increased to $333,889 during the nine months ended December 31, 1997. Interest costs were primarily attributable to notes payable and bank loans. Interest income increased to $527,291 during the nine months ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES


         On November 16, 1996 the Company entered into a Master License Agreement with M, Ltd., which requires the payment of $4,000,000 no later than eight years after the effective date of the agreement and an additional $3,000,000 to be paid for each of the first four plants sold by the Company to other Licensees. The payment of $12.0 million to be made in connection with the first four plants is not required until the Company has received payments from licensees.

         During the nine months ended December 31, 1997 the Company raised $1,042,584 by the sale of its One-Year 10% Secured Debentures (the "Debentures"), and $1,097,117 by the sale of Series A Five-year 12% Percent Convertible Bonds. The Company has also secured financing for certain of its activities by pledging certain of its certificates of deposit to secure its credit facilities. In addition, the Company has available through July 16, 1998 a $1,000,000 revolving line of credit secured by government securities. The Company believes its capital initiatives will continue to be of a sufficient magnitude to fund working capital requirements.


         The Debentures have various maturity dates starting January 1998 with a monthly total of $200,000 and averaging $227,664 per month during the three months ended March 31, 1998 and $292,367 per month during the three months ended June 30, 1998. The Company expects that most of the Debentures will be exchanged, pursuant to their terms, for common stock versus monetary redemption at maturity. Over the succeeding twelve months, maturity on the Company's outstanding indebtedness is $1,928,084 on the Debentures and $474,000 on secured commercial bank debt (See Footnote 5 to the Financial Statements for December 31,1997.)

         The Company had an aggregate of $474,000 of commercial bank debt outstanding as of December 31, 1997 pursuant to a series of one-year term loans maturing at various dates from March 18, 1998 to August 12, 1998, made by Citizens Bank & Trust Company of Baytown, Texas. The loans are for one year on a fully secured basis, with interest paid quarterly at 7.00-7.35% per annum. The Company borrowed such funds for working capital and to fund the acquisition of certain assets from OCS.

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



                  ZEROS USA, Inc., Registrant

                                            ZEROS USA, Inc.


Date                                        By:  /s/ Steve Clark
     --------------------------------          --------------------------------
                                                 Steve Clark, President
                                                 Chief Executive Officer



Date                                        By:  /s/ Chet Gutowsky
     --------------------------------          --------------------------------
                                                 Chet Gutowsky
                                                 Chief Financial Officer

                           PART II. OTHER INFORMATION

Item 5.  Other Information.


         On September 30, 1997 the Company entered into an agreement to issue 1,000,000 shares of the Common Stock of the company in consideration for an agreement with OCS to authorize OCS to manufacture the ZEROS System equipment. Pursuant to such agreement, OCS would manufacture, install, test, and maintain the ZEROS System equipment as well as provide each licensee with a product warranty, training, inspections, and technical support. The Company will receive a 10% interest in the revenues resulting from the design, manufacture, assembly and installation of equipment in connection with the ZEROS System equipment manufactured by OCS.



         In November 1997 the Company entered into an asset sales agreement with OCS under which the Company acquired the accounts receivable, certain contracts and certain equipment, including equipment used for testing ZEROS Systems, in consideration of $100,000 in cash and 3,000,000 shares of Series C Convertible Preferred Stock. Other than such equipment, the Company does not anticipate the need for significant fixed assets. The Company currently has no plans for capital expenditures except for additional expenditures for furniture, fixtures and equipment at levels comparable to prior periods.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits -

                                 EXHIBITS INDEX

         EXHIBIT
         NUMBER                     DESCRIPTION
         ------                     -----------

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

           4.5                      One-year 10% Secured Debentures (incorporated by reference to the Company's Registration
                                    Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 4.5)

           4.6                      Series A Five-year 12% Convertible Bond (incorporated by reference to the Company's
                                    Registration Statement on Form 10-SB/A, Commission file 0-22971, Exhibit 4.6)

           4.7                      Series B Ten-year 10% Convertible Bond ( incorporated by reference to the Company's
                                    Registration Statement Form 10-SB/A, Commission file 0-22971, Exhibit 4.7)

           4.8                      Promissory Note due April 18, 1998 in the amount of $75,000 with interest at 7.0% (
                                    incorporated by reference to the Company's Registration Statement on Form 10SB/A, Commission
                                    file 0-22971, Exhibit 4.8)

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

           10.7                     Agreement for Sale of ZEROS Environmental Approved License dated October 29, 1997 by and between ZEROS and ZHM, Inc. (incorporated by reference to the Company' Registration Statement on form 10-SB/A, Commission file 0-22971, Exhibit 10.7)

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

           10.12                    Employment Agreement dated October 1,1997 by and between ZEROS and Steve Clark (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971,
                                    Exhibit 10.12)

           10.13                    Employment Agreement dated October 1, 1997 by and between ZEROS and Jesse Blanco (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971,
                                    Exhibit 10.13)

           10.14                    Employment Agreement dated October 1,1997 by and between ZEROS and Chet Gutowsky (incorporated by reference to the Company's Registration Statement on Form 10-SB/A, Commission file 0-22971,
                                    Exhibit 10.14)

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



         (b)   Reports of From 8-K -

              None.