Form 10QSB/A
period 1997-12-31
ZEROS USA INC /FA/
filed 1998-08-14
CIK 1042907

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
                                                                       ===========              ===========


NOTE 11 STOCKHOLDERS' EQUITY


                  In June 1997 the Company amended its articles of incorporation to authorize twenty million shares of common stock at a $.001 par value and ten million shares of preferred stock at a $5 stated value used for dividend calculations.

                  The Company entered into an acquisition agreement for Gunner Holdings on December 31, 1996. The business combination was transacted whereby the merged companies would have the following share structure.

                   Common Stock Authorized                    20,000,000

                   Preferred Stock Authorized                 10,000,000


                   The post merger common stock issue was for distribution of shares as follows:

                   Steve Clark                                 9,000,000

                   Capital American Associates                 1,000,000

                   Gunner Shareholders                         1,490,000


                   The 10,000,000 shares of Preferred Stock were authorized for the capital development needs of the Company.

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


Date August 14, 1998                        By:  /s/ Steve Clark
     --------------------------------          --------------------------------
                                                 Steve Clark, President
                                                 Chief Executive Officer



Date August 14, 1998                        By:  /s/ Chet Gutowsky
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