Form 10QSB
period 1998-06-30
ZEROS USA INC /FA/
filed 1998-09-23
CIK 1042907

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      [X]   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30,1998

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                                ------    ------


                             Commission File Number

                                    0-22971
                          ---------------------------

                                ZEROS USA, INC.
             (Exact name of Registrant as specified in its charter)


                     TEXAS                                76-0520236
        (State of other jurisdiction of               (I.R.S. Employer
         incorporation or organization)             Identification Number)

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

                                YES                NO X
                                   ---               ---

      Transitional Small Business Disclosure Format (check one):

                                YES                NO X
                                   ---               ---


       Securities to be registered pursuant to Section 12(g) of the Act.


================================================================================

                                 ZEROS USA, INC.
                            BALANCE SHEET - UNAUDITED
                                  JUNE 30, 1998

                                     ASSETS


Current Assets:
             Cash                                                                $ 42,894
             Certificates of Deposit (Note 6)                                   1,474,000
             Due from affiliates (Note 4)                                         250,000
             Contracts Receivable, current
                net of an allowance for
                doubtful contracts of $0 (Note 2)                                 960,000
                                                                              -----------

                           Total current assets                                 2,726,894


Property and equipment:
             Office and system equipment                                          261,149
             Less accumulated depreciation                                        (12,505)
                                                                              -----------

                       Property and equipment, net                                248,644


Other assets:
             Contracts receivable, noncurrent
                (Note 2)                                                       13,785,937
             Master license costs, less
                amortization of $313,095
                (Note 3)                                                        1,643,753
             Due from affiliates (Note 4)                                       2,243,224
             Investment (Note 5)                                                   63,663
             Organizational costs, less
                amortization of $19,178                                            46,872
             Permit costs, deposits and
                other assets                                                       21,845
                                                                              -----------

                            Total other assets                                 17,805,294
                                                                              -----------

                               Total assets                                   $20,780,832
                                                                              ===========


             See accompanying notes to these financial statements.

                                 ZEROS USA, INC.
                            BALANCE SHEET - UNAUDITED
                                  JUNE 30, 1998


Liabilities and Stockholders' Equity

Current liabilities:
             Bank notes payable (Note 6)                                      $ 1,474,000
             Debentures payable (Note 7)                                          465,174
             Accrued interest                                                     282,566
             Accounts payable                                                     270,101
             Deferred income taxes (Note 10)                                      121,015
             Other current liabilities                                             23,380
                                                                              -----------

                        Total current liabilities                               2,636,236


Due to affiliates (Note 4)                                                        356,643
Long-term contract payable (Note 8)                                             2,207,883
Series A convertible bonds (Note 9)                                             2,019,978
Deferred income taxes (Note 10)                                                 3,459,355
Deferred revenue, licensing
   contracts (Note 2)                                                              80,000
Note payable (Note 11)                                                            647,000
                                                                              -----------

                            Total liabilities                                  11,407,095
                                                                              -----------


Commitments and contingencies (Note 18)

Stockholders' equity (Note 12):
   Preferred stock, $.001 par value,
     20,000,000 authorized, 13,870,000
     shares issued and outstanding                                                 13,870
   Common stock, $.001 par value,
     20,000,000 authorized, 17,890,320
     shares issued and 13,890,320
     shares outstanding                                                            17,891
   Additional paid in capital                                                   3,292,364
   Retained earnings                                                            6,109,612
   Less common stock in treasury,
     4,000,000 shares, at cost
                                                                                  (60,000)
                                                                              -----------

                        Total stockholders' equity                              9,373,737
                                                                              -----------

                          Total liabilities and
                                stockholders' equity                          $20,780,832
                                                                              ===========


             See accompanying notes to these financial statements.

                                 ZEROS USA, INC.
                      STATEMENTS OF OPERATIONS - UNAUDITED
                                  JUNE 30, 1998




                                                           Three - Month Period Ended
                                                       ---------------------------------
                                                       June 30, 1997       June 30, 1998
                                                       (as restated)
                                                       -------------       -------------
Revenues - licensing
   (Notes 1 and 17)                                    $ 1,939,374          $ 1,783,277

General and administrative
   expenses                                                585,831              926,243

Depreciation and amortization                               42,738               51,697

Other income (expenses):
   Interest expenses                                       (77,060)            (164,554)
   Interest income                                         123,959              303,032
                                                       -----------          -----------

Earnings before income tax                               1,357,704              943,815

Income taxes (Note 10)                                     501,943              348,928
                                                       -----------          -----------

Net earnings                                           $   855,761          $   594,887
                                                       ===========          ===========


Basic earnings per share
   (Note 16)                                           $      0.77          $      0.04

Diluted earnings per share
   (Note 16)                                           $      0.23          $      0.02

             See accompanying notes to these financial statements.

                                 ZEROS USA, INC.
                      STATEMENTS OF CASH FLOWS - UNAUDITED
                                  JUNE 30, 1998


                                                                    Three - Month Period Ended
                                                                 --------------------------------
                                                                 June 30, 1997      June 30, 1998
                                                                 (as restated)
                                                                 -------------      -------------
Operating activities:
   Net earnings                                                  $   855,761        $   594,887
   Adjustments to reconcile net
     earnings to cash provided by
     (used in) operating activities
             Depreciation and
                amortization                                          42,738             51,697
             Preferred and  common
                stock issued for servies
                rendered to the Company                                9,000              7,180
             (Increase) decrease in
                contracts receivable                              (2,071,748)        (1,875,519)
             Increase (decrease) in:
                Accounts payable and
                   other current liabilities                         (59,992)           106,736
                Accrued interest                                      31,965             78,493
                Deferred income taxes                                501,943            348,928
                Accrued interest on
                   contract payable                                   45,096             50,326
                Deferred revenue                                      10,000             10,000
                                                                 -----------        -----------

             Net cash used in
                operating activities                                (635,237)          (627,272)


Investing activities:
   Advances to Partnership                                                              (12,687)
   Advances to affiliates                                           (216,663)          (517,589)
   Purchase of certificates of
      deposit                                                       (275,000)
   Purchase of equipment                                              (3,353)
   Permit costs, deposits and
      other assets                                                   (40,000)               (65)
                                                                 -----------        -----------

                          Net cash used in
                             investing activities                   (535,016)          (530,341)


              See accompanying notes to these financial statements.

                                 ZEROS USA, INC.
                      STATEMENTS OF CASH FLOWS - UNAUDITED
                                  JUNE 30, 1998
                                   (CONTINUED)


                                                                    Three - Month Period Ended
                                                                 --------------------------------
                                                                 June 30, 1997      June 30, 1998
                                                                 (as restated)
                                                                 -------------      -------------
Financing activities:
   Sale of stock                                                                         12,500
   Proceeds from (refund of) debentures                              894,760            (10,000)
   Proceeds from bank notes
      payable                                                        275,000
   Proceeds from Series A
      convertible bonds                                                                 462,478
   Proceeds from note payable                                                           647,000
                                                                 -----------        -----------

                          Net cash provided by
                             financing activities                  1,169,760          1,111,978
                                                                 -----------        -----------


Increase (decrease) in cash and
   cash equivalents                                                     (493)           (45,635)

Cash and cash equivalents,
   beginning of period                                               299,741             88,529
                                                                 -----------        -----------

Cash and cash equivalents,
   end of period                                                 $   299,248        $    42,894
                                                                 ===========        ===========


              See accompanying notes to these financial statements.

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES


Organization

         ZEROS USA, Inc., (the "Company") formerly "ZEROS," inc. was incorporated in the state of Texas on November 12, 1996. The Company develops and sells ZEROS approved licenses to qualified end users having a need for industrial waste systems. The Company has a master license on the system (the "System") called "Zero-emission Energy Recycling Oxidation System" or "ZEROS" an energy recycling oxidation system. The Company sells licenses for the technology and the System to qualified end-users both nationally and internationally. The books and records of the Company are prepared on the accrual basis for financial reporting purposes and the cash basis for federal income tax purposes. The Company intends to change its fiscal year end to September 30 for both financial and tax reporting purposes.


Interim Financial Statements

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.



Revenue recognition

         The Company sells the ZEROS approved licenses for technology and the System. Licensing revenues are recognized when licensee contracts are signed based upon the discounted value of the mandatory payments due under the contract, less an estimate of costs to be incurred to fulfill the Company's obligations. The amounts deferred are recognized as costs are incurred to meet the Company's obligations. Any costs exceeding the estimated amount of deferred revenues are expensed as incurred.

         If the Company is unable to evaluate the ability to collect payments under a license agreement as probable, revenues are then deferred and recognized on the cash basis after deferring the estimated costs of obligations of the Company for the respective licensing agreement.

         The Company takes the position that the sale of a license to the ZEROS technology and the underlying agreements thereof clearly provide the option to the licensee to buy a plant or not. Therefore, the event of the license sale is a stand alone transaction and should be recognized by the accrual method of accounting under Generally Accepted Accounting

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Principles and not under the principles of accounting for Franchise Fee Revenue as asserted by the Securities and Exchange Commission ("SEC") in correspondence to the Company. The Company has engaged recognized experts in this area and is in the process of arbitrating the revenue recognition policy with the SEC.

         HOWEVER, THE SEC HAS INDICATED THAT THEY HAVE A DIFFERING OPINION AND SHOULD THEY PREVAIL, THE REVENUE POSITION OF THE COMPANY COULD BE SUBSTANTIALLY NEGATIVELY IMPACTED BY APPROXIMATELY $14,700,000 FOR THE THREE-MONTH PERIOD ENDING JUNE 30, 1998.

         The Company's licensees have obtained payment guarantees for the balance due on their license. A financial guarantee bond issued by a major insurance carrier on a transaction by transaction basis for the licensees provides the payment guarantee.


Organization costs

         Organization costs, primarily legal costs, are being amortized over a sixty-month period. Operating results for each of the three-month periods ended June 30, 1997 and 1998 include amortization of $3,303.


Property and equipment

         Property and equipment are recorded at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets as follows:

                  Office system equipment                              10 years
                  Office and computer equipment                         5 years
                  Office furniture and fixtures                         7 years

         Major additions and betterments are capitalized and depreciated over their estimated lives. Expenditures for maintenance and repairs are charged to expense as incurred. When property and equipment are retired or disposed of, the related costs and accumulated depreciation are removed from the applicable accounts and any gain or loss is reflected in income. Depreciation expense for the three-month periods ended June 30, 1997 and 1998 were $898 and $5,057, respectively.


Investment

         An investment in a real estate partnership is recorded in accordance with the equity method and is adjusted to recognize the Company's share of earnings or losses since the date of acquisition.

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Acquisition and merger

         In February 1997 the Company acquired the majority stock in the amount of 10,500,000 shares which equates to 91% of the (issued and outstanding) of Gunner Holdings, Inc. (a Utah corporation), and that had changed its name of this subsidiary corporation to ZEROS USA, Inc. (a Utah corporation). The acquisition was accounted under the purchase method for business combinations. In June 1997 the subsidiary corporation was merged into ZEROS USA, Inc. Upon consummation of the merger, 1,490,000 shares of the subsidiary's common stock held by shareholders other than the Company's president and affiliates were distributed Company's common stock on a share for share basis.

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

         THE BUSINESS NATURE OF AGRI CAPITAL TRUST, STAR TRUST AND GUNNER TRUST IS BELIEVED TO BE BUSINESS INVESTMENT TRUSTS ESTABLISHED SEVERAL YEARS BEFORE THE FORMATION OF GUNNER HOLDING, INC., AND ZEROS USA, INC., TO INVEST, MANAGE ASSETS AND PROVIDE FINANCIAL SERVICES ON BEHALF OF THEIR BENEFICIARIES.

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

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

         The Company considers all liquid investments with a maturity of three months or less, when purchased, to be "cash equivalents" for purposes of the statement of cash flows.


Concentration of credit risk

         The Company extends credit to its customers. The Company may extend certain credit during the normal course of business operations that may be unsecured. A substantial portion of the customers' ability to pay their debts (Note 15) to the Company is dependent on the waste management economic sector.


Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


Earnings per share

         Basic earnings per share ("Basic EPS") are based upon net earnings divided by the weighted average number of shares of common stock outstanding. Diluted earnings per share ("Diluted EPS") is computed by dividing (a) net earnings plus interest on debentures and Series A bonds net of applicable income taxes and (b) common and equivalent common shares outstanding which would include conversion of preferred stock, debentures and Series A bonds.

NOTE 2 - CONTRACTS RECEIVABLE

         The Company utilized installment contracts to finance the sale of licenses by the Company. The terms of each contract includes license prices that range from $2,252,000 to $2,480,000 with varying payment terms before a discount factor as indicated below. Certain assets and guarantees of the licensees and their guarantors secure these contracts.

         Unamortized discount is based upon an imputed interest rate of 9%. An analysis of the contracts at June 30, 1998 follows:


                  Total contracts receivable                  $17,700,000
                  Less current amount                             960,000
                                                              -----------
                  Contracts receivable, non-
                     current                                   16,740,000
                  Unamortized discount                          2,954,063
                                                              -----------
                  Noncurrent contracts less
                     Unamortized amount                       $13,785,937
                                                              ===========

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998

NOTE 2 - CONTRACTS RECEIVABLE (continued)

         Deferred revenue of $80,000 at June 30,1998 results from estimated costs remaining on obligations due licensees for training and assistance.

         The Company at June 30, 1998 had eight contracts with terms of approximately four years. Three of the contracts mature in February 2001. Four of the contracts mature in February 2002. The other contract matures in May 2002. The contracts include the right of the licensor to charge the licensee a royalty of 15% of gross income for each operating system. Each licensee obtains a geographical area and is allowed to sell licenses subject to the approval of the licensor. The licensor is obligated primarily to provide a training program and counsel on operational assistance.

         HOWEVER, THE SEC HAS INDICATED THAT THEY HAVE A DIFFERING OPINION AND SHOULD THEY PREVAIL, THE REVENUE POSITION OF THE COMPANY COULD BE SUBSTANTIALLY NEGATIVELY IMPACTED BY APPROXIMATELY $14,700,000 FOR THE THREE-MONTH PERIOD ENDING MARCH 30, 1998.

         The Company's licensees have obtained payment guarantees for the balance due on their license. A financial guarantee bond issued by a major insurance carrier on a transaction by transaction basis for the licenses provides the payment guarantee.


NOTE 3 - MASTER LICENSE COSTS

         The Company acquired a master license for the energy recycling oxidation system in January 1997. The major terms of the acquisition of the master license indicate that the Company is to pay $4,000,000 plus certain legal costs for the master license to a foreign entity ("the Master Licensor").

         The Company paid $30,000 in legal costs to transfer the master licensing rights. Per the contract, the initial master license cost of $4,000,000 has been earned by the licensor upon the signing of the contract. The $4,000,000 contract amount is payable in January 2005. The present value of the contract at its signing date of $1,926,848 reflects a discount of 9% imputed interest rate. The master license cost has been initially recorded at $1,956,848.

         The cost of the master license is being amortized to expense based upon the ratio of the number of current licensees' agreements to be obtained. At June 30, 1998, the projected total licensees were fifty licensees. As of June 30, 1998, there were eight licensees. See Note 17 for the correction of the error for the prior year of recording the present value of the master license and the related amortization.

         Per the contract, an additional $12,000,000 in master licensing costs will be earned by the Master Licensor when the sale of four equipment systems occurs by the Company at the rate of $3,000,000 per equipment sale. These costs will be payable as the equipment systems construction deposits are collected.

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 3 - MASTER LICENSE COSTS (continued)

         The contract also indicates that the Company will pay certain commissions and fees to the Master Licensor as follows:

         (1)      5% of license fees sold to third parties.

         (2) 5% of gross profit resulting from sales of energy recycling systems by the licensee to other licensees.

         (3) 5% of gross income resulting from the sale of products produced from energy recycling systems sold through licensees.

         (4) 5% royalty fees on gross income on units owned and operated by the licensee (ZEROS USA, Inc.).

NOTE 4 - DUE FROM (TO) AFFILIATES

         Due from affiliates is comprised of the following at June 30, 1998:

                  OCS, Inc.                             $  1,509,317
                  BAF, L. L. C.                              936,009
                  Other Affiliates                            47,898
                                                        ------------
                                                        $  2,493,224
                                                        ============

         The receivables from OCS, Inc., the manufacturer of the ZEROS system and system support provider for design, engineering, training and maintenance support primarily involve advances to establish a project site for the licensee. These advances include other design and engineering of certain plants and equipment. The ZEROS Licensees will pay the advances made for these services upon the funding of their plants.

         Delta Logging has a guaranteed receivable policy from American Credit Indemnity on the OCS, Inc. receivable for $250,000 for work performed on the Piney Creek project. The receivable from BAF, L. L. C. resulted from the assignment of a portion of the installments due from licensees.

         BAF, L.L.C. provides the licensee with the initial payment resource due on the three-year contract for license payment. The payment is due within one year of execution of the ZEROS Approved License closing. BAF's funding is secured by cash and marketable securities.

         OCS, Inc. is currently working on several projects in California and Mississippi on behalf of ZEROS and its technology.

         Due to Affiliates is comprised of the following at June 30, 1998:

                  BAF, Inc.                                   $    345,023
                  Other Affiliates                                  11,620
                                                              ------------
                                                              $    356,643
                                                              ============

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 5 - INVESTMENT

         In July 1997, the Company entered into a real estate partnership with a licensee to operate a small commercial center.



NOTE 6 - BANK NOTES PAYABLE

         At June 30, 1998, bank notes payable consisted of:

                  Bank note, interest due quarterly
                  at 7.0% and principal due April 1999
                  collateralized by $75,000                                        $   75,000
                  certificate of deposit

                  Bank note, interest due quarterly at
                  7.26% and principal due May 1999
                  collateralized by a $100,000
                  certificate of deposit                                              100,000

                  Bank note, interest due quarterly at
                  7.26% and principal due May 1999
                  collateralized by a $100,000
                  certificate of deposit                                              100,000

                  Bank note, interest due quarterly at
                  7.0% and principal due July 1998
                  collateralized by $50,000 certificate
                  of deposit                                                           50,000

                  Bank note, interest due quarterly at
                  7.0% and principal due July 1998
                  collateralized by $90,000 certificate
                  of deposit                                                           90,000

                  Bank note, interest due quarterly at
                  7.0% and principal due December 1998
                  collateralized by $59,000 certificate
                  of deposit                                                           59,000

                  Bank note, interest due quarterly at
                  7.0% and principal due July 1998
                  collateralized by $1,000,000
                  certificate of deposit                                            1,000,000
                                                                                   ----------

                                                                                   $1,474,000
                                                                                   ==========

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 7 - DEBENTURES PAYABLE

         As of September 1998 the Company has four debentures payable to various individuals and entities. The debentures including interest are due and payable on various dates ranging from September 1998 to February 1999 in the amount of $145,000. The interest rate on the debentures is 10% per annum. Each dollar of debenture is securitized by two shares of Company common stock. The Company's President originally securitized the debentures with his stock, but in conjunction with an exchange of the President's common stock for the Company's preferred stock, the Company assumed the securitization of the debentures. Effective June 1997, the Company authorized 20 million shares of common stock to complete the securitization of the Company stock for the debenture holders.

         The Company's debentures payable had increased at the beginning of the calendar year 1998 to a total of $1,936,084. Through June 30, 1998, debentures totaling $1,460,910 have been converted into shares of primarily common stock. This represents a 75% conversion of the debentures. There are four debenture holders that have not elected to convert their debentures to stock. In the period subsequent to June 30, 1998, an additional $300,174 of debentures were converted to common stock. The Company has restructured the terms of $145,000 of debentures to extend an additional year. The Company has negotiated with the remaining $30,000 to pay off their debentures.



NOTE 8 - LONG-TERM CONTRACT PAYABLE

         The Company has entered into a long-term contract payable for the purchase of the exclusive master license of the "ZEROS" System Technology (Note
3). The purchase price of the contract is $ 4,000,000 due in January 2005. Interest expense has been imputed at 9% per annum for the contract with the calculation as follows at June 30, 1998:

                  Contract amount                             $4,000,000
                  Unamortized discount                        (1,792,117)
                                                              ----------
                  Contract payable long-term                  $2,207,883
                                                              ==========


         Interest expense in conjunction with the amortization of the contract for the three-month periods ended June 30, 1997 and 1998 were $45,095 and $50,326, respectively.


NOTE 9 - SERIES A CONVERTIBLE BONDS

         At June 30, 1998 the Company has $2,019,978 of Series A convertible bonds payable to various individuals and entities. The Series A bonds principal on the five-year bonds are due July 31, 2002. The interest on these bonds is due semi-annually in January and July. The first interest payment will be declared in December 1998, at which time the Company may exercise a call provision. The interest rate on the bonds in 12% per annum. The bonds may be converted at the holder's option for Series A preferred stock. Each dollar of bond principal is convertible into one share of preferred stock. The Company has issued a total of $2,382,978 in Series A

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 9 - SERIES A CONVERTIBLE BONDS (continued)

bonds. Through June 30, 1998, Series A bonds totaling $363,000 have been converted into preferred stock. The Company will pay all accumulated interest on the payment date in January 1999.



NOTE 10 - INCOME TAXES

         The provision for income taxes consist of the following:


                                                                    Three-Month Period Ended
                                                                 ------------------------------
                                                                 June 30, 1997    June 30, 1998
                                                                 -------------    -------------
                  Current tax expense                             $         --     $         --
                  Deferred tax expense                                 501,943          348,928
                                                                  ------------     ------------

                           Total                                  $    501,943     $    348,928
                                                                  ============     ============


         The Company's deferred tax assets relate principally to non-deductible accrued expenses, a net operating loss carryforward and deferred revenue. Deferred tax liabilities relate to contracts receivable that are not recognized for taxable income purposes.

         A summary of deferred tax liabilities and deferred tax assets at June 30, 1998 follows:

                  Deferred tax liabilities                             $  5,451,573
                  Less deferred tax assets
                     Temporary differences,
                        primarily accounts
                        payable and accrued
                        expenses                                           (233,897)
                     Net operating loss
                        carryforwards                                    (1,637,306)
                     Deferred tax assets
                        valuation allowance                                      --
                                                                       ------------

                  Net deferred tax liabilities                         $  3,580,370
                                                                       ============


         No income taxes were paid during the three-month periods ended June 30, 1997 and 1998.

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 10 - INCOME TAXES (continued)

         During the period from inception through June 30, 1998 the Company incurred net operating losses which are allowed to be carried forward 15 years for federal income tax purposes. The Company's net operating losses are detailed as follows:



                              Tax Period                               Expiration         Amount
                              ----------                               ----------         ------
                  Inception through March 31, 1997                        2012         $    598,757
                  Year ended March 31, 1998                               2013            3,090,257
                  Three month period ended June 30, 1998                  2014              739,729
                                                                                       ------------

                                                                                       $  4,428,743
                                                                                       ============


NOTE 11 - NOTE PAYABLE

         Note payable consists of a promissory note dated June 15, 1998 to an investment company for advances up to a $2,000,000 limit. As of June 30, 1998, funds totaling $647,000 had been advanced on the note. The note bears interest at the one year London Interbank Offered Rate ("LIBOR") plus 2%. Interest shall be due and payable annually on each anniversary date of the note. The unpaid principal balance of the note shall be due and payable, on or before June 30, 2001. The note is secured by 4,000,000 shares of the Company's preferred stock.


NOTE 12 - STOCKHOLDERS' EQUITY

         In November 1996, the Company was formed with one million shares of authorized common stock at no par value. At March 31, 1997 the President has been issued 900,000 shares of common stock in the restructuring and the Company holders issued 100,000 shares of common stock to a business trust in exchange for a stock investment with an estimated fair market value of $25,000. In June 1997 the Company amended its articles of incorporation to authorize twenty million shares of common stock at $.001 par value and 10 million shares of preferred stock at a $5 stated value used for dividend calculations and par value of $.001. This amendment was done in conjunction with the merger of the parent and the subsidiary in July 1997 (see Note 1). In February 1997 the Company acquired the majority stock in the amount of 10,500,000 shares which equates to 91% of the (issued and outstanding) of Gunner Holdings, Inc. (a Utah corporation), and that had changed its name of this subsidiary corporation to ZEROS USA, Inc. (a Utah corporation). The acquisition was accounted for under the purchase method for business combinations. In June 1997 the subsidiary corporation was merged into ZEROS USA, Inc.

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 12 - STOCKHOLDERS' EQUITY (continued)

         Upon consummation of the merger, 1,490,000 shares of the subsidiary's common stock held by shareholders other than the Company's president and affiliates were distributed Company's common stock on a share for share basis. This post merger common stock issue was for distribution of shares as follows:

                  Steve Clark                                 9,000,000

                  Capital American Associates                 1,000,000

                  Gunner Shareholders                         1,490,000


         The 10,000,000 shares of Preferred stock were authorized for the capital development needs of the Company. In September 1997 the Company exchanged 3,000,000 preferred stock shares for 4,000,000 common shares of the President's common stock. The 4,000,000 common shares of the President were included in treasury stock by the Company at the Company's estimated cost. The Company also issued 1,000,000 shares of common stock to a related party for manufacturing rights and a split revenue agreement and restricted Mr. Clark from on-site direct involvement in oilfield fires and blowouts. During September 1997, the Company also issued preferred stock of 750,000 shares, 2,500,000 shares, and 4,065,000 shares, respectively, to licensees, the Company President, key officers, and shareholders for services rendered. In November 1997 the Company issued 3,000,000 shares of preferred stocks to a related party for certain assets and contract rights. The preferred stock is convertible one for one into common stock and has no preferential rights, participation rights, call prices or dates, sinking fund or redemption requirements, unusual voting rights, or cumulated preferred dividends. In September 1997 the stock exchange for services and certain assets and rights were based upon $.02 per share for common stock and preferred stock and warrants at $.02 per warrant based upon an independent firm valuation.

         During the fiscal 1998 year certain debentures and Series A bonds were converted into common and preferred shares. The debentures were converted (Note
7) on a two for one basis into primarily common stock with the excess of par recorded in paid in capital with the total conversion of approximately $1,220,910. The Series A bonds (Note 9) converted to primarily preferred stock on a one for one basis with the excess of par recorded in paid in capital totaled $230,000.

         The Company issued two individuals common shares totaling 2,200,000 common shares for $1,100,000. One of these individual shareholders that contributed $1,000,000 in this capitalization also is in a partnership of a company that owns a license of the Company's technology.

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 13 - RELATED PARTY TRANSACTIONS

         The Company incurred costs to related parties in the expense areas detailed as follows:

                                                                    Three-Month Period Ended
                                                                 ------------------------------
                                                                 June 30, 1997    June 30, 1998
                                                                 -------------    -------------
                  Air charter travel expense                      $  143,452       $   512,452
                  Office and overhead cost                            57,975                --
                  Consulting fees                                         --            70,400


         Investments at June 30, 1998 include $67,475 in advances to related real estate partnership to establish an office in Banning, California.

         The Company incurred master license transfer costs of $30,000 from a foreign corporation and will pay fees and royalties for this master license based upon certain terms of the agreement with an initial contract amount of $4,000,000 (see Note 3).

         In November 1997 the Company obtained from a related party, certain contract rights and other assets valued at $160,000 through exchange of cash of $100,000 and preferred stock valued at $60,000.

         In April 1997, the Company initially entered into an aircraft reimbursement agreement with a related party which requires the Company to pay 120 regular payments of $16,000 per month for aircraft rental plus other expenses. However, in April 1998 the Company entered into a revised aircraft reimbursement agreement for the use of two aircraft at $800 and $1,500 per hour with no monthly minimum.

         The aircraft charter expenses, consulting fees, office, and overhead costs are charges from related companies controlled by the President of the Company.

         The office and overhead expenses are expenses associated with an administrative service agreement with a related party to provide administrative support for the Company and sub-leases a regional office (Alameda, California) on a month to month basis ($4,600 per month) from a related party.

         The licensees also own shares of this Company stock either through direct investment by the incorporated entity or indirect investment by owners of the legal entity that holds the license. The dollar investment and total number of shares owned by the licensees and their owners is $1,120,000 and 850,000 preferred shares and 2,242,000 shares of common stock.

         The Company's President has implemented a private warrant offering to use as an incentive to encourage debenture holders to convert to stock. The President has received approximately $76,000 associated with these private warrants issued. The private warrant offering expires September 30, 1998.

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

         The Company paid no interest in the three month period ended June 30, 1997. Interest of $35,735 was paid in the three-month period ended June 30, 1998. No federal or state income tax was paid during the three-month periods ended June 30, 1997 and 1998.

         Supplemental cash flow information items regarding non-cash items are as follows:

                                                                    Three-Month Period Ended
                                                                 ------------------------------
                                                                 June 30, 1997    June 30, 1998
                                                                 -------------    -------------
         Change in common to $.001
         par value from no par
             Common stock                                           (25,000)
             Preferred stock                                         25,000

         Issuance of common stock
         for services performed by
         the Company's President                                      8,100

         Issuance of common stock
         for services by a stock-
         holder                                                         900

         Issuance of common stock
         to a minority stockholder
         of subsidiary related to
         the merger                                                   3,235

         Conversion of debentures
         into shares of preferred
         and common stock                                                             240,000

         Conversion of Series A
         bonds into shares of
         preferred and common
         stock                                                                        133,000

         Preferred and common stock
         issued for services
         performed for the
         Company                                                                        7,180


                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 15 - FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash, certificates of deposit, contracts receivable, an investment in preferred stock and a real estate partnership, a long-term contract payable, note payable, debentures payable and Series A convertible bonds.

         Cash


         The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits and a money market investment account at a brokerage firm. The Company has not experienced any losses and believes it is not exposed to any significant credit risks affecting cash.


         Certificates of Deposit

         The Company has one-year certificates of deposit with the bank, which exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant risks affecting certificates of deposit.


         Investment

         The real estate investment partnership was in accordance with the equity method and an additional valuation allowance is not required.


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


         Long-term contract payable

         Management believes the carrying value of the long-term contract payable represents the fair value of this financial instrument because its terms are similar to those in the lending market for comparable loans with comparable risks utilizing a present value rate of 9% (Note 8).


         Bank notes payable

         Management believes the carrying value of bank notes payable approximates fair value of these financial instruments.

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 15 - FINANCIAL INSTRUMENTS (continued)

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


NOTE 16 - EARNINGS PER SHARE

         Basic earnings per share ("Basic EPS") are based upon net earnings divided by the weighted average number of shares of common stock outstanding. Diluted earnings per share ("Diluted EPS") is computed by dividing (a) net earnings plus interest on debentures and Series A bonds net of applicable income taxes (b) common and equivalent common shares outstanding which would include conversion of preferred stock, debentures and Series A bonds.

         A summary of the earnings per share data is as follows:


                                                       Three-Month Period Ended June 30, 1997
                                                ---------------------------------------------------
                                                   Income              Shares             Per Share
                                                (Numerator)         (Denominator)           Amount
                                                -----------         -------------         ---------
                                                As Restated                              As Restated

         Basic EPS
         Net earnings available
              to common share-
              holders                          $  855,761             1,115,275          $     .77

         Effect of Dilutive
             securities:
         Debentures                                20,148             2,675,593
                                               ----------             ---------


         Diluted EPS
         Net earnings available
             to common shareholder
             + assumed conversions             $  875,909             3,790,868          $     .23
                                               ==========             =========

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 16 - EARNINGS PER SHARE (continued)


                                                       Three-Month Period Ended June 30, 1997
                                                ---------------------------------------------------
                                                   Income              Shares             Per Share
                                                (Numerator)         (Denominator)           Amount
                                                -----------         -------------         ---------
                                                As Restated                              As Restated

         Basic EPS
         Net earnings available
              to common share-
              holders                          $   594,887           13,617,205            $   .04

         Effect of Dilutive
             securities:
         Debentures                                (11,008)           1,177,601
         Series A convertible bonds                 54,810            1,857,049
         Preferred stock                                             13,721,352
                                               -----------           ----------


         Diluted EPS
         Net earnings available
             to common shareholder
             + assumed conversions             $   638,689           30,373,207            $   .02
                                               ===========           ==========


         In June 1997 the authorized common shares where changed from 1,000,000 to 20,000,000 common shares. In June 1998 the authorized common shares were changed to 115 million.


NOTE 17 - CORRECTION OF ERRORS

         During the year ended March 31, 1998, errors were discovered in the method utilized for recognized revenues on license contracts and in the treatment of costs associated with the master license.

         As detailed in Note 1, the Company utilized the full accrual method for recognizing revenues on license contracts. Revenues are deferred only to the extent that costs are required to fulfill obligations that exist under the contracts. Previously, the Company recognized revenues on license contracts based upon milestones in the contract process. Retroactive application of the change resulted in an increase in net income of $157,193 ($ .14 per share) for the three- month period ended June 30, 1997.

         As detailed in Note 3, master license costs of $1,956,848 are capitalized. These costs consist of legal costs and the present value of the initial obligations due under the master license contract. Previously, only the $30,000 in legal costs related to the transfer of the licensing rights was capitalized. Retroactive application of the change resulted in a decrease in net income of $24,290 ($ .02 per share) for the three-month period ended June 30, 1997. The decrease in net income is solely attributable to amortization of the master license costs.

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 17 - CORRECTION OF ERRORS (continued)

         The financial statements for the three-month period ended June 30, 1997 have been retroactively restated to reflect these accounting errors. An analysis of the effect of these errors upon net income follows:

                                                       Amount            Basic EPS
                                                       ------            ---------
                  Net income as previously
                  reported                           $ 722,858            $   .65

                  Adjustment for correction
                  of error in recognizing
                  revenues from license
                  contracts, net of tax effect
                  (tax rate 36.97%)                    157,193                .14

                  Adjustment for correction
                  of error in treatment of
                  master license costs, net
                  of tax effect (tax rate 36.97%)      (24,290)             ( .02)
                                                     ---------            -------

                  Net income as restated             $ 855,761            $   .77
                                                     =========            =======


NOTE 18 - MAJOR CUSTOMERS

         Since its inception on November 12, 1996 the Company has sold eight license contracts to different licensees. The Company sold one license during each of the three-month periods ended June 30, 1997 and 1998. Each licensee represents approximately 12.5% of the Company's total revenues.


NOTE 19 - COMMITMENTS AND CONTINGENCIES


         Leases

                  The Company subleases its Houston, Texas Company headquarters from a related party on a month to month basis in conjunction with an administrative services agreement for office rent and other overhead cost (Note 13).

                  The Company also subleases a regional office (Alameda, California) from a related party on a month to month basis, which approximates $4,600 per month.

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 19 - COMMITMENTS AND CONTINGENCIES (continued)


         Leases

                  The Company leases its office in the Liverpool/Syracuse, New York area under a non-cancelable operating lease. The lease commenced on October 1997 and ends in October 2000. The following is a schedule of future minimum lease payments required under the lease:

                  Year Ended
                  March 31,
                  ---------
                  1999                       $8,675
                  2000                       $9,275
                  2001                       $5,200


         Executive management employment agreements

                  The Company has entered into employment agreements with its principal officers that provide for the payments of approximately $ 402,000 of annual salaries in addition to certain health benefits, expenses, and monthly automobile allowances. The agreements range in terms of 3 to 5 years and expire in October 2000 and October 2002 respectively. The agreements generally provide for monthly payments if the employees should be terminated without cause for six months and have a non-compete clause for a period of one year.


         Year 2000 computer compliance

                  The Company's computer hardware and the software it is currently using are in compliance with the year 2000 dating issues. Furthermore, management does not believe any additional significant cost will be incurred in dealing with this issue and the accompanying financial statements do not contain any reserve for this contingency.



NOTE 20 - SUBSEQUENT EVENTS

         In June 1998, the Company amended it's Articles of Incorporation to authorize 115,000,000 shares of common stock at $.001 par value and 75,000,000 shares of preferred stock at $.001 par value. The Company's board of directors has authorized the issuance of the following series of preferred stock:

               1. Series A convertible preferred. The amended articles authorize 10.0 million shares of $.001 par value of Series A convertible preferred stock. The Company has 133,000 shares of Series A convertible stock

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 20 - SUBSEQUENT EVENTS (continued)

                    outstanding as of June 1998. None of the shares of the Series A convertible preferred is entitled to any vote, and each share of the Series A convertible preferred carries a dividend of $0.30 per share, payable annually, provided that if the price of the Series A convertible preferred stock is $5 per share or more, the Company has the option to pay such dividend in common stock. If the Company elects to pay the dividend in common stock, the Company will round up to the next whole number any fractional shares payable in the total annual dividend to each shareholder. The holder of the Series A convertible preferred stock may at any time convert the Series A convertible preferred stock into the common stock at the conversion ration of one share of Series A convertible preferred stock for one share of common stock.

               2. Series B convertible preferred. The amended articles authorize 25.0 million shares of $.001 par value of Series B convertible preferred stock. The Company has no shares of Series B convertible preferred stock outstanding as of June 1998. None of the shares of the Series B convertible preferred is entitled to any vote, and each share of the Series B convertible preferred carries a dividend of $0.10 per share, payable annually, and receives an additional dividend of 0.10 shares of common stock, payable annually. The Company will round up to the next whole number any fractional shares payable in the total annual dividend to each shareholder. The holder of the Series B convertible preferred stock may at any time convert the Series B convertible preferred stock into the common stock at the conversion ration of one share of Series B convertible preferred stock for one share of common stock.

               3. Series C convertible preferred. The amended articles authorize 15.0 million shares of $.001 par value of Series C convertible preferred stock. The Company has 11,549,996 shares of Series C convertible preferred stock outstanding as of June 1998. Each share of the Series C convertible preferred stock is entitled to one vote for each share held, and receives a dividend of 0.06 shares of common stock, payable annually. The Company will round up to the next whole number any fractional shares payable in the total annual dividend to each shareholder. The holder of the Series C convertible preferred stock may at any time convert the Series C convertible preferred stock into the common stock at the conversion ratio of one share of Series C convertible preferred stock for one share of common stock.

               4. Series D convertible preferred. The amended articles authorize 20.0 million shares of $.001 par value of Series D convertible preferred stock. The Company has 1,971,802 shares of Series D convertible preferred stock outstanding as of June 1998. None of the shares of the Series D convertible preferred stock is entitled to any vote, and each share of the Series D convertible preferred stock receives a dividend of 0.10 shares of

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 20 - SUBSEQUENT EVENTS (continued)

                    common stock, payable annually. The Company will round up to the next whole number any fractional shares payable in the total annual dividend to each shareholder. The holder of the Series D convertible preferred stock may at any time convert the Series D convertible preferred stock into the common stock at the conversion ratio of one share of Series D convertible preferred stock for one share of common stock.

                         From April to June 1998 the Company debenture holders and Series A bondholders have converted a total of $373,000 in additional equity to common and preferred stock. The amount of shares was 240,000 in common stock and 133,000 in preferred stock.

                         In June 1998 the 13,436,000 original preferred stock was reissued as 11,549,996 shares of Series C convertible preferred stock and 1,886,004 of Series D convertible preferred.


         In June 1998 the Company also authorized the Series B bonds none of which have been sold through June 1998. The Company has authorized the creation of the Series B ten-year convertible bond (the "Series B Bonds"). Holders of the Series B bonds are entitled to receive $100,000 per $100,000 face amount unit on the maturity date, which has not been set, and interest at the rate of twelve (12%) per annum semiannually on the last day of January and the last day of July of each year, computed from the actual day of issuance. The maturity of the Series B bonds is ten years. Subject to redemption by the Company, the holder of the Series B bonds, may at any time, prior to the maturity date, convert the principal amount of the Series B bonds into the Company's Series B preferred stock at the conversion ratio of $2.00 of bond principal for one share of Series B preferred stock. The Company may at any time prepay in whole or in part, the principal amount, plus accrued interest to the date of pre-payment, of all outstanding Series B bonds of this issue, upon 90 days' written notice by certified or registered mail to the registered owners of all outstanding Series B bonds.

         In September 1998 the Company's licensees have obtained payment guarantees for the balance due on their license. A financial guarantee bond has been issued by a major insurance carrier on a transaction by transaction basis for the license provides the payment guarantee.



NOTE 21 - PROFIT SHARING PLAN AND BENEFIT PLAN

         The Company's 401 (k) profit-sharing plan (The Plan) covers substantially all officers and employees with at least one year of service at the end of the plan year. The participants can enter the plan as of January 1 or July 1 of the plan year. The Company plan allows participants to defer between one and fifteen percent of compensation as nontaxable income subject to the limitations of the Tax Reform Act of 1986. Participants direct their contributions to the various investment options at their discretion. At the discretion of the Board of Directors, the Company can make contributions into the employers 401K plan. These contributions will be derived from profit earned by the Company up to a limit of 10% of the employee's earnings.

                                 ZEROS USA, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


NOTE 21 - PROFIT SHARING PLAN AND BENEFIT PLAN (continued)


         Participants vesting in employer contributions are as follows:

                    Credited
                     years at                               Percentage
                     service                                  vested
                    ---------                               ----------
                  Less than 2                                   0%
                  2 but less than 3                            20
                  3 but less than 4                            40
                  4 but less than 5                            60
                  5 but less than 6                            80
                  6 or more                                   100


         In February 1998 the Company established a health benefit program in conjunction with a cafeteria plan. The amounts charged to expense for these benefits at June 30,1998 were $27,008.


NOTE 22 - GOING CONCERN

         The Company is experiencing rapid growth. The Company has sold eight licenses in the period from inception through June 30, 1998. Management is restructuring its operating expenses and has obtained sufficient private placements of stock and financial guarantees to maintain cash flow and operations.

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------
EX - 27                  Financial Data Schedule
